Form 10QSB
period 1996-09-30
HOLLYWOOD PRODUCTIONS INC
filed 1996-11-20
CIK 1017535

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

[xx]QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996


                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number:     333-5098-NY


                    Hollywood Production, Inc.
      (Exact name of registrant as specified in its charter)

          Delaware                                13-3871821
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

One World Trade Center, Suite 7967, New York, NY
10016
(Address of principal executive offices)               (Zip Code)

                          (212) 466-6794
       (Registrant's telephone number, including area code)


       (Former name, former address and former fiscal year,
                   if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [xx]  No [  ]
    APPLICABLE ONLY TO CORPORATE ISSUERS
INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                  Yes [  ]  No [  ]
               APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 6,132,500 shares outstanding as of September 30, 1996.

                           HOLLYWOOD PRODUCTION, INC.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited) September 30, 1996
 and December 31, 1995                                                                    F-1

Consolidated Statements of Operations (Unaudited) for the
 three months ended September 30, 1996 and 1995                                           F-2

Consolidated Statement of Stockholders' Equity (Unaudited) for
 the nine months ended September 30, 1996                                                 F-3

Consolidated Statements of Cash Flows (Unaudited) for the
 nine months ended September 30, 1996 and 1995                                            F-4

Notes to Consolidated Financial Statements                                                F-5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                              F-12

PART II - OTHER INFORMATION                                                               F-16

                                                      HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED BALANCE SHEETS
                                                                        ASSETS

                                   (Unaudited)
                                                            September 30,                 December 31,
                                                            1996                          1995
Current assets:
Cash                                                        $3,474,212                    $-
Prepaid expenses                                            171,471                       -
Inventory                                                   1,499,158                     -
Film production costs                                       1,306,057                     -
Other current assets                                        7,013                         -
 Total current assets                                       6,457,911                     -

Stock subscription receivable                               -                             1,000,000
Deferred offering costs                                     -                             100,000
Deferred expenses                                           312,500                       -
Organizational costs, net                                   106,250                       -
Furniture and fixtures, net                                 1,414                         -
Excess of cost over net assets acquired
 assigned to patents                                        1,057,783                     -
Security deposits                                           13,078                        -

Total assets                                                $7,948,936                    $1,100,000

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable                                            $18,513                       $-
Accrued expenses                                            27,998                        -
Due to factor                                               1,388,548                     -
Advances                                                    100,000                       -
Due to related parties                                      371,010                       -
 Total current liabilities                                  1,906,069                     -

Redeemable  preferred  stock of the  subsidiary:  Series A redeemable  preferred stock, 5,600 shares authorized, issued and outstanding, full liquidation
  value $560,000                                            560,000                       -

Commitments and contingencies (Note 4)                      -                             -

Stockholder's equity:
  Common stock - $.001 par value,  20,000,000 shares  authorized,  6,132,500 and
  5,000,000 shares issued
  and outstanding, respectively                             6,133                         5,000
  Additional paid-in capital                                5,635,043                     1,095,000
  Accumulated deficit                                       (158,309)                     -
     Total stockholder's equity                             5,482,867                     1,100,000

Total liabilities and stockholder's equity                  7,948,936                     $1,100,000

        See notes to consolidated financial statements (unaudited)

                                                     HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      (UNAUDITED)



                                                  For the three                                     For the nine months
                                                  months ended September 30,                        ended September 30,
                                                  1996                1995                          1996                1995
Net sales                                         $     2,919         $      -                      $    2,919          $     -

Cost of sales                                     -                   -                             -                   -

Gross profit                                      2,919               -                             2,919               -

Selling, general and
 administrative expenses                          77,274              -                             160,536             -

Loss before interest expense
 and provision for income taxes                   (74,355)            (157,617)                     -

Interest and finance expense                      692                 -                             692                 -

Loss before provision for
 income taxes                                     (75,047)            -                             (158,309)           -

Provision for income taxes                        -                   -                             -                   -

Net loss                                          $   (75,047)        $      -                      $ (158,309)         $     -

Loss per common equivalent shares:
  Net loss                                        $      (.01)        $      -                      $     (.03)         $     -

Weighted average number of
 common shares outstanding                        5,075,500           -                             5,028,932           -

        See notes to consolidated financial statements (unaudited)

                                                     HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED) AND
                                            FROM DECEMBER 1, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995



                                                                                Additional
                                                  Common Stock                  Paid-in             Accumulated
                                                  Shares              Amount    Capital             Deficit             Total
Balance at inception of the
 Company, December 1, 1995                                  -         $    -    $    -              $    -              $   -

Issuance of shares upon
 capitalization                                   5,000,000           5,000     1,095,000           -                   1,100,000

Balances at December 31, 1995                     5,000,000           5,000     1,095,000           -                   1,100,000

Issuance of common stock as
 consideration for services
 rendered to the Company                          50,000              50        124,950             -                   125,000

Issuance of common stock and warrants in
 connection with the initial
 public offering                                  800,000             800       4,459,440           -                   4,460,240

Costs associated with initial
 public offering                                  -                   -         (950,314)           -                   (950,314)

Issuance of common stock in connection
 with acquisition of
 Breaking Waves                                   150,000             150       574,850             -                   575,000

Issuance of common stock in connection with senior management  incentive plan as consideration for services rendered
 to the Company                                   125,000             125       312,375             -                   312,500

Issuance of common stock pursuant to a
 consulting agreement as consideration for
 services rendered to the Company                 7,500               8         18,742              -                   18,750

Net loss for the nine months
 ended September 30, 1996                         -                   -         -                   (158,309)           (158,309)

Balances at September 30, 1996                    6,132,500           $6,133    $5,635,043          $(158,309)          $5,482,867

See notes to consolidated financial statements (unaudited)


                                                     HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                      (UNAUDITED)

                                                            1996                1995

Cash flows from operating activities:
  Net loss                                                  $ (158,309)         $     -
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities
  Issuance of common stock for services                     18,750              -
  Amortization                                              18,750              -
  Change in assets and liabilities:
     Prepaid expenses                                       (171,471)           -
     Inventory                                              (1,499,158)         -
     Film production costs                                  (1,306,057)         -
     Other current assets                                   (7,013)             -
     Security deposits                                      (13,078)            -
     Accounts payable                                       18,513              -
     Accrued expenses                                       27,998              -
     Due to factor                                          1,388,548           -
     Advances                                               100,000             -
     Net cash used in operating activities                  (1,582,527)         -

Cash flows from investing activities:
  Acquisition of furniture and fixtures                     (1,414)             -
     Net cash used for investing activities                 (1,414)             -

Cash flows from financing activities:
  Proceeds from related parties                             371,010             -
  Proceeds from issuance of common stock
   and warrants                                             4,813,294           -
  Issuance of Series A preferred stock                      560,000             -
  Offering costs incurred                                   (686,151)           -
     Net cash provided from financing
      activities                                            5,058,153           -

Net increase in cash                                        3,474,212           -

Cash, beginning of period                                   -                   -

Cash, end of period                                         $3,474,212          $     -

Supplemental disclosure of non-cash flow information: Cash paid during the year for:

     Interest                                               $      692          $     -

Schedule of non-cash  investing  activities:  In connection with the issuance of common stock, 182,500 shares of common stock were issued as
  consideration for services                                $  456,250          $     -

                See notes to consolidated financial statements (unaudited)

NOTE 1              -         GENERAL

Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing low budget motion pictures. During December 1995, the Company issued 5,000,000 shares of its $.001 par value common stock to European Ventures Corp. ("EVC") for an investment of $1,100,000. The sole officer, director and principal stockholder of EVC is the father of the former President and Director of the Company. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures and distributes a line of private label of swimwear.

On April 8, 1996, the Company formed a wholly owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L. was formed in the State of New York for the purpose of investing in the production, distribution and exhibition of the motion picture Dirty Laundry. As of September 30, 1996, the Company has presented consolidated financial statements.

The Company's year end is December 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at April 30, 1996 and December 31, 1995, included in the Company's SB-2 Registration Statement, filed with the Securities and Exchange Commission.


NOTE 1              -         GENERAL (Cont'd)

The consolidated unaudited financial statements at September 30, 1996 include the accounts of Hollywood Productions, Inc. and its wholly owned subsidiaries, D.L. Productions, Inc. and Breaking Waves, Inc. after elimination of all significant intercompany transactions and accounts. Additionally, purchase accounting requires the elimination of all operating transactions of the acquired subsidiaries from the inception of its fiscal year to the date of acquisition. Hence, the consolidated statements of operations at September 30, 1996 reflects the transactions of the subsidiary, Breaking Waves for the period from September 24, 1996 the acquisition date, to September 30, 1996. If the operating transactions from January 1, 1996 to September 24, 1996 were included in the September 30, 1996 consolidated statement of operations the effect by major components would be as follows:

                                                  Increase
Net sales                                         $3,596,982
Cost and expenses:
Cost of sales                                     2,401,586
Operating and interest expense                    1,221,040

                    Net Loss            $         (25,644)

NOTE 2              -         DUE TO FACTOR

On April 4, 1991, Breaking Waves entered into an agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to the Factor for credit approval prior to shipment, and pays the Factor .75% of the gross amount of the receivables. The Factor retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 90% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totalled approximately $692 from September 24, 1996, date of acquisitions to September 30, 1996. The Factor has a continuing interest in Breaking Waves's inventory as collateral for the advances.

NOTE 3              -         DUE TO RELATED PARTIES

From May 1996 through September 1996, a family member of the principal stockholder of EVC, which is the majority stockholder of the Company, advanced personally and through other entities under his common control a total of $371,010. These advances are non-interest bearing and are due on demand. During October 1996, the Company repaid such advances.

NOTE 4              -         COMMITMENTS AND CONTINGENCIES

a)        Lease commitments

          Breaking   Wave's   approximate   future  minimum  rentals  under  two
          non-cancelable operating leases in effect on December 31, 1995 are as follows:

          1996                          $         54,188
          1997                                    49,723
          1998                                    49,500
          1999                                    49,500
          2000                                    20,625

                                        $         223,536

          Rental expense charged to operations from the date of acquisition September 24, 1996 to September 30, 1996 amounted to approximately $1,355.

b)        Guarantees

          Prior to the acquisition by the Company, Breaking Waves, along with an affiliate D. Stone Industries Inc., ("D. Stone") an entity wholly owned by the previous majority stockholders of Breaking Waves, had issued cross-corporate guarantees to NationsBanc Commercial Corp. for trade acceptances payable. In connection with the acquisition by the Company, such cross-corporate guarantees were replaced by letters of credit issued by the Company.

c)        License agreement

          On October 16, 1995, the Company entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. The agreement commenced January 1, 1996 and is for an initial period of thirty (30) months divided into one (1) six month, and two (2) twelve month terms with the option to extend the agreement for an additional three (3) 12 month term periods. In exchange, Breaking Waves will pay BPI the greater of 5% of net sales, as defined, or the guaranteed minimum trademark royalty ("GMTR"). The GMTR ranges from $75,000 for the first term to $200,000 for the sixth term. In addition, the Company is obligated to pay BPI 2% of net sales for showroom/advertising expenses, and to spend an additional 1% of net sales for advertising. A minimum guaranteed showroom/advertising expense will be payable for the first three terms. BPI has the option to terminate the agreement if the Company's net sales do not reach specified levels, ranging from $1,000,000 for the first term to $4,000,000 for the sixth term.

d)        Concentration of risk

          Breaking Waves purchases the majority of it's inventory from one vendor in the Far East.

NOTE 4              -         COMMITMENTS AND CONTINGENCIES
                              (Cont'd)

e)        Seasonality

          Breaking Waves's business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from January to November Breaking Waves engages in the process of designing and manufacturing the following seasons swimwear lines, during which time it incurs the majority of its expenses, with limited revenues.

f)        Co-production and property purchase agreements

          Pursuant to a co-production and property purchase agreements dated March 15, 1996, as amended the Company, through is wholly owned subsidiary, D.L., acquired the rights to and co-produce a motion picture and agreed to finance up to approximately $1,250,000 of such motion picture with the co-producer agreeing to up to finance $100,000. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto.

          Pursuant to the terms of the agreements with the stars of the motion picture, the two stars each have the right to receive $50,000 against a 5% participation fee based on revenues from the first proceeds received from the distribution of the Motion Picture. Thereafter, the Company and the co-producers shall have the right to all subsequent revenues until their initial investments are repaid. The next proceeds received by the Company shall be distributed as follows: (i) 5% of revenues to each of the two stars up to a maximum of $250,000, at which time their distribution decreases to 2% (ii) the Company and the co-producer each receives revenues up to 25% and 35%, respectively of each parties initial investment, (iii) all revenues in excess of (i) and (ii) shall first be used to repay any distribution costs incurred with the remainder to the Company and co-producer at a rate of 75% and 25%, respectively. As of September 30, 1996, the Company has advanced $1,222,000 to D.L. for the co-production of such motion picture. Such amount has been eliminated in consolidation since D.L. is a wholly owned subsidiary of the Company. As of September 30, 1996 the co-producers of the motion picture had advanced $100,000 to D.L.

NOTE 5              -         STOCKHOLDER'S EQUITY

a)        Articles of Incorporation

          In June 1996, the Company amended its Articles of Incorporation increasing its authorized common stock from 200 common shares, no par value, to 20,000,000 common shares, $.001 par value. In addition, the Company effected a 50,000 for 1 stock split of all issued and outstanding shares of common stock. The financial statements give retroactive effect to these items.

NOTE 5              -         STOCKHOLDER'S EQUITY (Cont'd)

b)        Initial public offering

          On December 21, 1995, the Company signed a Letter of Intent with an underwriter to proceed on a "Firm Commitment" basis with the IPO of the Company's Common Stock and redeemable Common Stock purchase Warrants ("the Warrants"). The Company offered 800,000 shares and 1,600,000 Warrants. The 800,000 shares and 1,600,000 Warrants were offered to the public at a price of $5.00 per share and $.25 per Warrant, respectively. The total gross offering proceeds to the Company was $4,400,000.

          The number of shares offered to the public may have been increased up to an additional 120,000 shares and the number Warrants offered to the public may have been increased up to an additional 240,000 as a result of the exercise of all or part of a 30 day "over allotment option" granted to the underwriter.

          Each Warrant entitled the holder thereof to purchase one share of common stock at a price of $6.50 during the four year period commencing one year from the ("Effective Date") of the IPO. The Warrants are redeemable by the Company at any time commencing one year from the Effective Date upon thirty (30) days notice at a redemption price of $.05 per warrant, provided that the closing bid quotation of the common stock for each of the thirty (30) trading days on which the Company gives notice is at least 170% of the then exercise price of the warrants.

          On September 24, 1996, the Company successfully completed its public offering. As a result, the Company sold 800,000 shares and 1,840,000 Warrants of which 240,000 Warrants were sold pursuant to the underwriter's over-allotment option. The Company yielded a total net proceeds of $3,813,294 after deducting underwriter selling expenses and non-accountable expense allowance. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital which totalled $950,314.

          Upon the closing of the sale of the Shares and Warrants offered, the Company sold to the underwriter, underwriter's warrants to purchase up to 80,000 shares of Common stock and 160,000 Warrants

c)        Acquisition of Breaking Waves, Inc.

          Pursuant  to a  stock  purchase  agreement  dated  May 31,  1996  (the
          "Agreement") among the Company, EVC, Breaking Waves and it's respective shareholders, the Company at the closing thereof issued 150,000 shares of Common Stock during September 1996, in exchange for all of the issued and outstanding capital stock of Breaking Waves. Such shares are subject to adjustment whereby the market value of the Company's Common Stock must equal at least $1,150,000 for the 90 day period after the consummation thereof. The transaction has been accounted for using the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of Breaking Waves from the date of acquisition, September 24, 1996. As a result of the transaction, excess of cost over net assets acquired assigned to patents totalling $1,057,783 have been recorded and will be amortized over their remaining useful lives of approximately 14 years. Amortization as of September 30, 1996 has not been recorded due to its immateriality.

NOTE 5              -         STOCKHOLDER'S EQUITY (Cont'd)

c)        Acquisition of Breaking Waves, Inc. (Cont'd)

          In conjunction with such Agreement, a previous stockholder of Breaking Waves entered into a two year consulting agreement effective January 1, 1996 with Breaking Waves for an annual consulting fee of $100,000. Additionally, pursuant to the Agreement, the previous stockholders of Breaking Waves agreed not to compete with the Company for a period of four years from the consummation thereof. The Agreement stipulates that the previous stockholders of Breaking Waves will not engage directly or indirectly in any business in which Breaking Waves is conducting or is in the process of forming.

          Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of the Series A Preferred Stock shall have the right to redemption whereby, on each of January 1, 1997 and 1998 subject to legally available funds, Breaking Waves shall redeem one half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis.

          Lastly, the Company contributed $100,000 to the capital of Breaking Waves whereby simultaneously therewith, Breaking Waves repaid its stockholders' loans amounting to $100,000.

d)        1996 Senior Management Incentive Plan

          During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of Common Stock are reserved for issuance. The incentive plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.

          During June 1996, pursuant to such plan the Company issued 50,000 shares of Common Stock to each of two officers of the Company and 25,000 shares to an unrelated individual for consulting services. 50% of such shares issued will vest 12 months from the issuance date and the remaining 50% will vest 24 months from the issuance date. Such shares have been valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $312,500 which will be amortized as the shares vest.

NOTE 6              -         RELATED PARTIES TRANSACTIONS

          i) The Company's Chief Executive Officer, President and a director is a family member of the underwriter's President.

          ii) During September 1996, the Company contributed $100,000 to Breaking Waves pursuant to the Agreement whereby simultaneously therewith, Breaking Waves repaid its stockholders' loans amounting to $100,000.



NOTE 6              RELATED PARTIES TRANSACTIONS (Cont'd)

          iii) During June 1996, pursuant to Incentive Plan, the Company issued 50,000 shares of Common Stock to each of two officers of the Company and 25,000 shares to an unrelated individual for consulting services. 50% of such shares issued will vest 12 months from the issuance date and the remaining 50% will vest 24 months from the issuance date. Such shares have been valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $312,500 which will be amortized as the shares vest.

          iv) From May 1996 through September 1996, a family member of the principal stockholder of EVC, which is the majority stockholder of the Company, advanced personally and through other entities under his common control a total of $371,010.
                    These advances are non-interest bearing and are due on demand. During October 1996, the Company repaid such advances.

          v) Prior to the acquisition by the Company, Breaking Waves, along with an affiliate D. Stone Industries Inc., ("D. Stone") an entity wholly owned by the previous majority stockholders of Breaking Waves, had issued cross-corporate guarantees to NationsBanc Commercial Corp. for trade acceptances payable.

          vi) During September 1996, the company paid $40,000 and issued 7,500 shares of Common Stock to an affiliate of the Company's Secretary and a Director pursuant to a consulting arrangement. The shares have been valued at 50% of the IPO price or $2,50. Accordingly the Company recorded consulting expense amounting to $58,750.

ITEM 2              -         MANAGEMENT'S DISCUSSION AND
                              ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

          Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing low budget motion pictures. During December 1995, the Company issued 5,000,000 shares of its $.001 par value common stock to European Ventures Corp. ("EVC") for an investment of $1,100,000. The sole officer, director and principal stockholder of EVC is the father of the former President and Director of the Company. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures and distributes a line of private label of swimwear.

          On April 8, 1996, the Company formed a wholly owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L.
          was formed in the State of New York for the purpose of investing in the production, distribution and exhibition of the motion picture Dirty Laundry. As of September 30, 1996, the Company has presented consolidated financial statements.

          The Company's year end is December 31.

RESULTS OF OPERATIONS

          For the three months ended September 30, 1996 as compared to the three months ended September 30, 1995

          The Company did not have any operating activities for the three month ended September 30, 1995 since it was incorporated on December 1, 1995.

          For the three months ended September 30, 1996 the Company's subsidiary, Breaking Waves generated minimal sales ($2,919) and expenses (approximately $3,800), since Breaking Waves was acquired by the Company on September 24, 1996. Accordingly, the operations of Breaking Waves are for only approximately six days in the quarter ended September 30, 1996.

          The remainder of the selling general and administrative expenses amounting to approximately $73,000 pertain to the Company. The major components of such expenses represent the following: $58,750 of consulting expenses paid to an officer of the Company whereby $40,000 was paid in cash with the remainder in 7,500 shares of common stock at $2.50 per share. The remaining of expenses amounting to approximately $14,250 is composed of rent amounting to $2,800, officer's salaries amounting to approximately $10,000 and miscellaneous office expenses of $1,450.

          Accordingly as a result of the above, the Company reported a consolidated loss amounting to $75,047.

          For the nine months ended September 30, 1996 compared to the nine months September 30, 1995

          As previously discussed, the Company did not have any operations for the nine months ended September 30, 1995 since it was incorporated on December 1, 1995.

ITEM 2              -         MANAGEMENT'S DISCUSSION AND
                              ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                              (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

          For the nine months ended September 30, 1996 compared to nine months September 30, 1995 (Cont'd)

          For the nine months ended September 30, 1996 the Company's subsidiary, Breaking Waves generated minimal sales ($2,919) and expenses (approximately $3,800), since Breaking Waves was acquired by the Company on September 24, 1996. The operations of Breaking Waves are for only approximately for six days in nine months ended September 30, 1996.

          The remainder of the selling general and administrative expenses amounting to approximately $156,000 pertain to the Company. The major components of such expenses represent the following: $58,750 of consulting expenses paid to an officer of the Company whereby $40,000 was paid in cash with the remainder in 7,500 shares of common stock at $2,50 per share. The remainder of expenses amounting to approximately $97,000 are composed of amortization of organizational costs amounting to $18,750, officer's salaries amounting to approximately $32,000, and other general office and corporate overhead expenses amounting to $46,250.

          Accordingly as a result of the above, the Company reported a consolidated loss amounting to $158,309 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          On September 24, 1996, the Company successfully completed its public offering. As a result, the Company sold 800,000 shares and 1,840,000 Warrants of which 240,000 Warrants were sold pursuant to the underwriter's over-allotment option. The Company yielded a total net proceeds of $3,813,294 after deducting underwriter selling expenses and non-accountable expense allowance. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital which totalled $950,314.

          At September 30, 1996, the Company had a working capital amounting to $4,551,842. It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur. In the event that the Company is unable to obtain such financing, the Company may have to institute expense reduction measures.

ITEM 2              -         MANAGEMENT'S DISCUSSION AND
                              ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                              (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

          Pursuant  to a  stock  purchase  agreement  dated  May 31,  1996  (the
          "Agreement") among the Company, EVC, Breaking Waves and it's respective shareholders, the Company at the closing thereof issued 150,000 shares of Common Stock during September 1996, in exchange for all of the issued and outstanding capital stock of Breaking Waves. Such shares are subject to adjustment whereby the market value of the Company's Common Stock must equal at least $1,150,000 for the 90 day period after the consummation thereof. The transaction has been accounted for using the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of Breaking Waves from the date of acquisition, September 24, 1996. As a result of the transaction, excess of cost over net assets acquired assigned to patents totalling $1,057,783 have been recorded and will be amortized over their remaining useful lives of approximately 14 years. Amortization as of September 30, 1996 has not been recorded due to its immateriality.

          In conjunction with such Agreement, a previous stockholder of Breaking Waves entered into a two year consulting agreement effective January 1, 1996 with Breaking Waves for an annual consulting fee of $100,000. Additionally, pursuant to the Agreement, the previous stockholders of Breaking Waves agreed not to compete with the Company for a period of four years from the consummation thereof. The Agreement stipulates that the previous stockholders of Breaking Waves will not engage directly or indirectly in any business in which Breaking Waves is conducting or is in the process of forming.

          Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of the Series A Preferred Stock shall have the right to redemption whereby, on each of January 1, 1997 and 1998 subject to legally available funds, Breaking Waves shall redeem one half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis.

          Lastly, the Company contributed $100,000 to the capital of Breaking Waves whereby simultaneously therewith, Breaking Waves repaid its stockholders' loans amounting to $100,000.


ITEM 2              -         MANAGEMENT'S DISCUSSION AND
                              ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                              (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

          On April 4, 1991, Breaking Waves entered into an agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to the Factor for credit approval prior to shipment, and pays the Factor .75% of the gross amount of the receivables. The Factor retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 90% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totalled approximately $692 from September 24, 1996, date of acquisitions to September 30, 1996. The Factor has a continuing interest in Breaking Waves's inventory as collateral for the advances.

D.L. PRODUCTIONS, INC.

          Pursuant to a co-production and property purchase agreements dated March 15, 1996, as amended the Company, through is wholly owned subsidiary, D.L., acquired the rights to and co-produce a motion picture and agreed to finance up to approximately $1,250,000 of such motion picture with the co-producer agreeing to up to finance $100,000. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto.

          Pursuant to the terms of the agreements with the stars of the motion picture, the two stars each have the right to receive $50,000 against a 5% participation fee based on revenues from the first proceeds received from the distribution of the Motion Picture. Thereafter, the Company and the co-producers shall have the right to all subsequent revenues until their initial investments are repaid. The next proceeds received by the Company shall be distributed as follows: (i) 5% of revenues to each of the two stars up to a maximum of $250,000, at which time their distribution decreases to 2% (ii) the Company and the co-producer each receives revenues up to 25% and 35%, respectively of each parties initial investment, (iii) all revenues in excess of (i) and (ii) shall first be used to repay any distribution costs incurred with the remainder to the Company and co-producer at a rate of 75% and 25%, respectively. As of September 30, 1996, the Company has advanced $1,222,000 to D.L. for the co-production of such motion picture. Such amount has been eliminated in consolidation since D.L. is a wholly owned subsidiary of the Company. As of September 30, 1996 the co-producers of the motion picture had advanced $100,000 to D.L.

          As of September 30, 1996, the Company's cash balance is $3,474,212. Such cash was generated by $5,058,153 of financing activities, net of approximately $1,582,527 which was used for operations.

                                PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

          None

ITEM 2 - Changes in Securities:

          None

ITEM 3 - Defaults Upon Senior Securities:

          None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

          None

ITEM 5 - Other Information:

          None

ITEM 6 - Exhibits and Reports on Form 8-K:

          None

                                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this the day of
  , 1996.

                              HOLLYWOOD PRODUCTIONS, INC.


                    By:
                              Robert Melillo
                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Melillo                                          Chief Executive Officer                           11/19/96
Robert Melillo                                              President and Director                            Date
                                                            (Principal Executive Officer)



/s/Harold Rashbaum                                          Secretary, Treasures and Director                 11/19/96
Harold Rashbaum                                             (Principal Financial Officer)                     Date




/s/Alain A. LeGuillou                                       Director                                          11/19/96
Alain A. LeGuillou