Form 10KSB
period 1996-12-31
HOLLYWOOD PRODUCTIONS INC
filed 1997-04-18
CIK 1017535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                           HOLLYWOOD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-3704059
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                              Identification No.)

14 East 60th Street, Suite 402, New York, NY                10022
--------------------------------------------                -----
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 688-9223
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
NONE                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 per share
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The Registrant's revenues for its fiscal year ended December 31, 1996 were $1,217,152. The aggregate market value of the voting stock on April 15, 1996 (consisting of Common Stock, par value $.001 per share) held by non-affiliates was approximately $3,366,360, based upon the average closing bid and asked prices for such Common Stock on said date ($2.16), as reported by a market maker. On such date, there were 6,092,500 shares of Registrant's Common Stock outstanding.

PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

Business Development

         Hollywood Productions, Inc. (the "Company") is a Delaware Corporation which was organized in December, 1995, by European Ventures Corp. ("EVC"). EVC invested $1,100,000 for 5,000,000 shares of the Company's Common Stock. The Company was formed for the purpose of acquiring screen plays and producing independent motion pictures with budgets ranging between $1,000,000 and $3,000,000, using named talent. The Company acquired all the capital stock of Breaking Waves, Inc., a New York corporation ("Breaking Waves"), which acquisition was consummated simultaneously with the closing of the Company's initial public offering in September 1996. Unless the context otherwise requires, all references to the "Company" include its wholly owned subsidiaries, Breaking Waves and D.L. Productions, Inc.

Initial Public Offering

         In September 1996, the Company consummated a public offering of 800,000 shares of its Common Stock and 1,600,000 warrants at purchase prices of $5.00 per share and $.25 per warrant, respectively, through Euro-Atlantic Securities, Inc. ("Euro-Atlantic"). The Company received net proceeds of $3,813,294 from the offering. The proceeds from the Company's offering have been apportioned as follows: (i) $1,700,000 as security for the issuance of a letter of credit to replace the personal guarantees provided to Nationsbank (ii) $50,000 was paid to Daniel Stone pursuant to his consulting agreement (iii) $100,000 capital contribution to Breaking Waves pursuant to the acquisition thereof and (iv) $1,963,294 was used for the Company's working capital needs.

         Included in the Company's registration statement referenced above were 1,400,000 shares and 2,000,000 warrants registered for resale by the European Ventures Corp. ("EVC"), the majority stockholder of the Company. Pursuant thereto between September 1996 and February 1997. EVC sold an aggregate of 549,000 shares of Common Stock and 432,000 warrants.

         Euro-Atlantic Securities, Inc., the underwriter of the Company's public offering, was a dominant influence in the market for the Company's securities until February 1997. In February 1997, Euro-Atlantic's clearing firm WS Clearing Corp., ceased operations, which froze all the accounts of Euro-Atlantic including its client's accounts and firm trading account. Euro-Atlantic ceased operations immediately thereafter. The market for the Company's securities have been significantly affected and may continue to be affected by the loss of Euro-Atlantic's participation in the market. The loss of Euro-Atlantic's market making activities of the Company's securities has decreased significantly the liquidity of an investment in such securities.

Formation of D.L. Productions, Inc.; Production of "Dirty Laundry" Film.

         In March 1995, the Company entered into a property acquisition agreement (the "Purchase Agreement") and a co-production agreement (the "Production Agreement") with Rogue Features, Inc., an unaffiliated entity, to acquire the rights to and co-produce a motion picture of the screenplay entitled "Dirty Laundry". In April 1996, the Company formed D.L. Productions, Inc., a New York corporation, as a wholly-owned subsidiary, for the purpose of producing and arranging for the distribution of Dirty Laundry. In addition the Company and Rogue entered into a right of first refusal agreement with respect to the two next products of Rogue and/or its principals.

         The Purchase Agreement conveyed all rights to the screenplay and the Motion Picture to Hollywood Production, Inc., in return Rogue directed the Motion Picture and has the right to 25% of the profits of the Motion Picture as described in the co-production agreement. Rogue retained the right to produce a live comedy or musical after five years of the Motion Picture's release or upon the earlier approval of the Company. In addition, Michael Normand, a principal of Rogue, retained the right to produce a novel of the Motion Picture as long as the Company agrees to its compensation. The co-production agreement provided for the principals of Rogue to direct and retain creative control of the production of the film, with the Company retaining final approval.

     Pursuant to the terms of the Purchase Agreement and Production Agreement, the Company financed all but $100,000, which was invested by the co-producer, for the production of the Motion Picture. Pursuant to such agreements as well as the terms of the participation agreements entered into with the two stars of the Motion Picture, each of Jay Thomas and Tess Harper shall have the right to receive $50,000 against a 5% participation fee from the first revenues received by the Company. This $100,000 will be paid out of the first proceeds received from the distribution of the Motion Picture by the Company. Thereafter, the Company and the co-producer shall have the right to all subsequent revenues, pro rata, until their initial investment is repaid.

         The next proceeds received by the Company after the talent had been paid $50,000 each and the co- producers have each received their investment back, shall be distributed as follows; (i) 5% of revenues to each of the stars up to a maximum of $250,000, at which time their distribution decreases to 2% thereafter; (ii) the Company and the co-producer shall each receive 25% and 35%, respectively, of each parties investment, from revenues generated, as payment of an investment premium for their financing of the Motion Picture and (iii) all revenues above (i) and (ii) shall be first used to repay any distribution costs incurred and then distributed 2% to each of the two stars with the remainder to the Company and the co-producer at the rate of 75% and 25%, respectively.

         The filming of the Motion Picture commenced in April 1996 and took approximately five weeks to complete. After completion of the filming of the Motion Picture the Company undertook the process of editing, adding sound, special effects and music, which took an addition 20 weeks. Upon completion of the Motion Picture, the Company made arrangements for private showings of the Motion Picture in order to obtain both a foreign and domestic distributor for the film. The Company is currently negotiating a foreign distribution agreement for the Motion Picture.

         As a result of the private showings of the Motion Picture by the Company, the Company is currently involved in negotiations with several entities who have expressed an interest in obtaining domestic distribution rights in the Motion Picture, though no agreements or arrangements have been entered into.

         The Motion Picture is a romantic comedy which was shot in the New York tri-state area, stars Jay Thomas as Joey Green, a dry cleaner going through a mid-life crises and Tess Harper as his wife, Beth, of 15 years, who is a sex advice columnist for a woman's magazine. Mr. Thomas has most recently co-starred in the motion picture "Mr. Holland's Opus" is known for his television work in "Love & War", "Cheers", "Murphy Brown" and "Mork & Mindy". Ms. Harper earned a Golden Globe nomination for her performance in the film "Tender Mercies" and an Oscar nomination for her role in the film "Crimes of the Heart". Joey owns a dry cleaning business which is doing poorly and is convinced that he is aging prematurely. Do to their lack of intimacy, Beth tells Joey to seek counseling, which he does unbeknownst to Beth, who herself has become attracted to her chiropractor. Throughout the Motion Picture there are a variety of bizarre mishaps which occur causing the couple to go from separation to back in love.

Acquisition of Breaking Waves, Inc.

         Pursuant to a stock purchase agreement, dated May 31, 1996 (the "Agreement") entered into between the Company and the stockholders of Breaking Waves, Inc., a New York corporation ("Breaking Waves"), the shareholders of Breaking Waves delivered to the Company all of the issued and outstanding shares of Breaking Wave's common stock for 150,000 shares of common stock in the Company. The consummation of the acquisition took place contemporaneously with the closing of the Company's initial public offering.

         Pursuant to the terms of the Agreement, on the closing date of the acquisition, Breaking Waves performed a recapitalization and exchange of all of its common stock for new common stock and for a series of Preferred Stock, whereby for each share of Breaking Wave's common stock exchanged the holder received one share of new common stock and 28 shares of the Series A Preferred Stock. In connection therewith Breaking Waves amended its certificate of incorporation to authorize 5,600 shares of Preferred Stock, par value $.01 per share, designated as the "Series A Preferred Stock". The shares of the Series A Preferred Stock have the right to redemption, whereby, on each of January 1, 1997 and 1998, Breaking Waves shall redeem one half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100.00 per share on a pro rata basis, from legally available funds. The Series A Preferred Stock shall have no dividend, conversion or voting rights, but shall have a preference on liquidation equal to $100 per share. The shares of Series A Preferred Stock issued to the stockholders of Breaking Waves does not affect the Company's rights to control, own or operate Breaking Waves, except, that Breaking Waves will not be able to issue dividends or other distributions to the Company until all the shares of the Series A Preferred Stock are redeemed. In January 1997 2,800 shares of the Series E Preferred Stock were redeemed by the Company.

         Pursuant to the terms of the Agreement, the Company replaced the personal guarantees of the prior stockholders of Breaking Waves issued to Nationsbank, in accordance with the Company's line of credit. The Company replaced the guarantees with letters of credit secured by bank deposits. The Company contributed $100,000 of the proceeds to the capital of Breaking Waves and simultaneously therewith, Breaking Waves repaid loans made by Daniel Stone and Susan Stone in the aggregate amount of $100,000. Immediately preceding the consummation of the Acquisition, Breaking Waves distributed to its stockholders an amount equal to 45% of the net income before taxes of Breaking Waves for the period from January 1, 1996 to the closing date, in order to pay taxes owed by such stockholders due to Breaking Waves being a subchapter S corporation.

Film Business

General

         The Company anticipates that in general it will seek to acquire screenplays and produce motion pictures which have budgets in the range of between $1,000,000 and $3,000,000. However, projects will be reviewed on a case by case basis by the Company, whereby, the Company may invest in the production of motion pictures where it does not receive total ownership of either the screenplay, the motion picture or certain ancillary rights thereto. The Company acquired the rights to the screenplay "Dirty Laundry", and formed D.L. Productions, Inc., as its production and distribution arm to produce and market the Motion Picture. The Company will retain all distribution and ancillary rights to the screenplay and the Motion Picture.

         The distribution of proceeds received by the Company from the distribution of future films will most likely be different then the distribution of Dirty Laundry, as when there are different partners involved, there will be different agreements and terms negotiated. As in the case of Dirty Laundry, the distribution of the proceeds from other films will be made pursuant to negotiated agreements between the Company, the co-producers, if any, and the hired talent.

Production of Motion Pictures

         The Company has been actively soliciting and reviewing screenplays for the production of motion pictures. The Company shall attempt to acquire the rights to screenplays for the production of motion picture, which it anticipates either producing or co-producing. After the screenplay is acquired; a budget will be prepared; revisions to the screenplay made; the talent, production crews and all ancillary items required for the filming of the motion picture obtained; and a filming scheduled set. Once the filming of the motion picture is complete, the film will be edited, sound and special effects added and a final print produced. Upon completion, the Company will arrange for private showings of the film as well as other arrangements made for the purpose of finding both foreign and domestic distribution for the film.

         The Company estimates that the production of each motion picture will take between 5 and 8 weeks to film, with an additional 14 weeks to edit, add sound and special effects. Upon completion of the print the

Company estimates that it will take between 8 and 12 weeks to obtain a distributor for the film, if one is obtained and between 8 to 24 weeks thereafter until the film is released to the theaters.

Distribution Methods; Billings

         Distribution of a film may be performed either by one of the motion picture studios, an independent distributor or by the Company itself through an agent. The distributors or agent, in the event the Company self-distributes its films, have agreements with the theaters to provide the theaters with films to show the public. Most theaters have multiple screens and can show multiple movies at the same time. There is continuously a demand for new films. In negotiating with a distributor to sign on to a project, the Company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. For most high budget, top name talent pictures, there is a wide release of the film typically between 1,500 to 2,500 theaters nationwide. For films which the Company anticipates producing, including Dirty Laundry, the release may be done in platforming stages. Initially the film will be released in one or two markets in several theaters in each market, in which advertising and marketing will be done. A screening will be held and critics invited to the film in anticipation of a review. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additionally markets and theaters.

         Once a film has been distributed throughout theaters in the United States, it may be distributed in markets throughout the world. In addition, the film may be further distributed through cable television including pay-per-view, premium channels and standard channels, public television and through the sale of video tapes. There are many avenues for the distribution of a film and the exploitation of all ancillary rights thereto. The Company may enter into agreements with different distributors for different markets or sell all the rights to one distributor. Revenues generated are distributed to all parties involved, including the distributor, the producers, the owners and the talent pursuant to extensive formulas previously agreed upon.

         Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company plans to take all appropriate and reasonable measures to secure, protect and maintain or obtain agreements from licenses to secure, protect and maintain copyright protection for all of the motion pictures distributed by the Company under the laws of all applicable jurisdictions.

         The Company anticipates that the films it produces will be distributed and shown at movie theaters, including Dirty Laundry. Due to the type of films and budgets the Company anticipates that the releases may be done in platforming stages. Initially, such films will be released in one or two major markets in several theaters in each market. Advertising and marketing will be done in such markets. The Company will invite film critics to the film screenings, in anticipation of their revues. If the film receives favorable revues from either the critics and/or the audiences, the film's distribution may expand gradually into additional markets and theaters.

Regulations

         The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for viewing of motion pictures. The Company will follow the practice of submitting most of its motion pictures for such ratings. However, the Company may review this policy from time to time.

         United Stated television stations and networks, as well as foreign governments, impose restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance that current and future restrictions on motion pictures released by the Company may not limit or affect the Company's ability to exhibit such motion pictures.

         The Company estimates that between 36 weeks and 58 weeks will elapse between the commencement of expenditures by the Company in the acquisition of a screenplay, the production of a motion picture and the release of such film. Additionally, it is anticipated that no revenues will be received from the exploitation of such film for an additional period of between 24 and 36 weeks after release. Billing in the industry is done quarterly, therefore, the theaters pay the distributors on a quarterly basis and then the Company is paid the following quarter. However, in the event a distributor desires to distribute one of the Company's films, such distributor may either offer an initial payment to the Company against or in addition to future royalties or purchase the film outright.

Competition in the Film Industry.

         The Company is and will continue to be in competition with other institutions which produce, distribute and exploit and finance films, some of which have substantial financial and personnel resources, which are greater with and more extensive than the Company's. These institutions include the major film studios, including Disney, Universal, MGM, and Sony as well as the television networks. There is substantial competition in the industry for a limited number of producers, directors, actors and properties which are able to attract major distribution in all media and all markets throughout the world.

         The motion picture business is highly competitive and extremely high profile in terms of name recognition, with relatively insignificant barriers to entry and with numerous firms competing for the same directors, producers, actors/actresses, distributors and theaters, among other items. There is intense competition within the film industry for exhibition times at theaters, as well as for distribution in other media, and for the attention of the movie-going public and other viewing audiences. Competition for distribution in other media is as intense as the competition for theatrical distribution and not all films are licensed in other media. There are numerous production companies and numerous motion pictures produced, all of which are seeking full distribution and exploitation. Despite the increase in the number of films, a small number of films which receive widespread consumer acceptance, account for a large percentage of total box office receipts.

         There is intense competition within the film industry for exhibition time at theaters, as well as for distribution in other media, and for the attention of the movie-going public and other viewing audiences.

Competition for distribution in other media is as intense as the competition for theatrical distribution and not all films are licensed in other media. There are numerous production companies and numerous motion pictures produced, all of which are seeking full distribution and exploitation. Despite the large number of films produced, only a small number of films receive widespread consumer acceptance, account for a large percentage of total box office receipts.

Swimwear Business

General

         The Company is a designer, manufacturer and distributor of girls swimwear sold throughout the United States. In addition to swimwear, the Company also makes beach cover ups and accessories to coordinate with its swimwear. Swimwear is made in children's sizes from 2-16 and pre-teen sizes.

         The Company markets swimwear under its private brand labels, including "Breaking Waves," "All Waves," "Making Waves," "Small Waves" and "Huk-A-Poo." Under its license agreement with Beach Patrol, Inc., markets and manufactures a line of swimwear under the name "Daffy Waterwear."

Products and Design

         Through the Company's wholly owned subsidiary, Breaking Waves, Inc., the Company designs, manufactures, and sells both private-label and name brand girls swimwear and accessories. The designs are sent to a clothing manufacturer in Korea for prototyping, and the knitting and printing of fabrics, whereafter they are sent to Indonesia for sewing. Finished goods are then shipped to a public warehouse in the City of Industry, California. The Company has found that this process is its most cost-effective means of operating its business. The Company anticipates, continuing its operations in this manner in the future, though the Company may use other manufacturers and suppliers in the future in different countries.

         The Company has an office in Miami, Florida where it designs its swimwear lines and accessory items. Prints and styles are developed for each line. Each season approximately 12-15 prints and fabrics are developed for the "Breaking Waves" line, and 10-12 prints and fabrics are developed for the "All Waves" line, which lines comprised approximately 33% and 38% of the Company sales for the year ended December 31, 1996. The Company has a licensing agreement with "Beach Patrol, Inc.," which gives Breaking Waves access to the complete "Daffy" woman's line, which line comprised approximately 29% of the Company's sales for the year ended December 31, 1996. The Company select prints and styles from this line that they feel are appropriate for the children's market and produces such line under its "Daffy's Waterwear" label. Anywhere from 6-12 prints and styles are usually marketed under the Daffy Waterwear label. The Company is under no obligation to adapt all or any of the prints and styles used in the "Daffy" woman's line. Of each fabric or prints chosen, the Company usually manufacturers two swimsuits, a one piece model and a two piece model.

         The Company produces swimwear in basically two blended fabrics, one is a blend of nylon and lycra spandex ("NL"), and the other a blend of cotton, polyester and lycra spandex ("CPL"). Each product line manufactured by the Company uses different designs and emphasizes different fabric blends. The All Waves line is approximately 80% CPL and 20% NL. The Breaking Waves line is 90% NL and 10% CPL.The Daffy's line is 60% CPL and 40% NL.

Supplies and Inventory

         The swimwear designs are sent to a manufacturer in Korea where prototype samples of the designs and prints are delivered to the Company for approval. The Company typically approves between 35-50 prints and fabrics for all its lines. Once the lines are approved, the manufacturer in Korea knits and prints and fabrics. The fabrics are then sent to a company in Indonesia for sewing. Approximately 95% of its piece goods are purchased from one manufacturer in Korea, Zone Company, Ltd. and approximately 95% of the sewing is performed by one Company in Indonesia, P.T. Kizone International, Inc. Although the management of Breaking Waves is of the opinion that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufactures for such piece goods on similar terms and prices, there can be no assurances that management is correct in such belief. The unavailability of fabrics or the sewing thereof at current prices could adversely affect the operations of the Company.

         Since the Company purchases finished garments from overseas contractors, it doesn't buy or maintain an inventory of any sub-materials. Letters of credit are opened to foreign suppliers for finished garments by Nationsbank, pursuant to its line of credit, which line is presently, guaranteed by the Company. The Company has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. The Company's inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Marketing and Sales

         The "Daffy"  label is sold to  department  and  specialty  stores.  The
"Breaking Waves" label is also distributed through better department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups. For the year ended December 31, 1996 the "Breaking Waves" label accounted from approximately 33% of the Company's volume, the "All Waves" label 38%, the "Daffy" label 29%, private labels 0% and the "Huk A Poo" label 0%.

         The Company sells its swimwear and accessory items through its showroom sales staff and through independent representatives. The Company's customers include the Dillard and Federated department store groups, as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx and Marshalls. No single customer accounts for 10% or more of the Company's sales. Some of the Company's customers, including large retail department store chains, have recently experienced financial difficulties and some have filed for protection under the federal bankruptcy laws. The Company is unable to predict what effect, if any, the financial difficulties encountered by such retailers and other customers will have on the Company's future business.

         The Company does not have any written or oral agreements with its customers. All orders are shipped pursuant to purchase orders received by the Company. Shipments are sent F.O.B. (freight on board, which means that the Company is not responsible for the goods during shipment or for the delivery charge) and payment is due 30 days thereafter. No goods are shipped on consignment, therefore, except for non-conforming or damaged goods, all goods shipped are considered sold.

         In addition to its in-house sales and showroom personnel, the Company's lines are sold by approximately ten independent sales representatives throughout the United States. These representatives service department stores and smaller specialty retailers. The "Daffy Waterwear" line is sold by separate independent representatives. None of these representatives are under contract to the Company, nor do they receive a salary from the Company. They are paid a commission based upon their sales. In addition to showroom sales and sales representatives calling on customers, the Company exhibits its products at major trade shows. End of season and discontinued merchandise is sold to off-price stores.

Work in Progress

         The Company manufactures its lines during the month of June to December based on the Company's knowledge of the market and past sales histories. Customer orders start arriving in June and July, goods are reordered by customers on a continual basis through the following June. The quantity of open purchase orders at any date may be affected by, among other things, the timing and recording of orders. The Company does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error.

         The major design work takes place from January to May. Goods are manufactured, printed and sewn overseas from June to December. Finished garments are shipped from the factory to a public warehouse in Los Angeles for shipments to retailers. The majority of shipments to retailers occurs from November to May, with January through March being the peak shipping time.

Trademarks and Licensing

         The Company relies on common law trademarks for use of its private label swimwear lines. In addition, the Company has entered into a licensing agreement with Beach Patrol, Inc., to use the trademark "Daffy's Waterwear." Beach Patrol supplies prints and designs under this agreement which are used for the Daffy's woman's line. Pursuant to the licensing agreement the Company has the right to use those designs for a children's line under the Daffy's Waterwear label. The license agreement commenced January 1, 1996, is for an initial period of 30 months, broken up into an initial six month period with two additional 12 month periods the last of which expires on June 30, 1998. In addition, the Company has the right to extend the agreement for three additional one year periods the last of which expires on June 30, 2001. The Company shall pay to Beach Patrol, Inc., the greater of 5% of net sales and the minimum trademark royalty fee. The minimum fee is $75,000 for the first six month term and increases each year to $200,000 in the event all extensions are exercised by the Company.

         The Company has also filed to register additional trademarks in the United States, which applications are currently pending. There can be no assurance that such additional trademarks will be registered or if registered, that such marks, as well as other currently registered marks or marks licensed by the Company will be adequately protect against infringement. In addition, there can be no assurance that the Company will not be found to be infringing on another company's trademark. In the event the Company finds another party infringing upon its trademark, if registered, or is found by another company to be infringing upon such company's trademark, there can be no assurances that the Company will have the financial means to litigate such matters.

Competition

         There is intense competition in the swimwear apparel industry in which the Company participates. The Company competes with many other manufacturers in these markets, many of which are larger and have greater resources than the company. Major competitors in the swimwear industry include "Ocean Pacific," "Gottex" and "Speedo." Also department store and retailer have their own private label programs, which are the major competition in the mass merchant business.

         The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local, regional and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing capabilities than the Company. In addition, many large retailers have recently commenced sales of "store brand" garments which compete with those sold by the Company. Management believes that the Company's market share is not significant in its product lines.

         Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department stores and national retail clothing chains to jointly advertise and market their products. Since the Company does little advertising and has no agreement with any department store or national retail chain to advertise any of its products, the Company competes with companies which have brand names which are well known to the public. It can be expected that a retail shopper will buy a garment from a "brand name" entity before that of an unknown entity, if all other factors are equal.

Seasonality

         The Company believes that its business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from January to November the Company engages in the process of designing and manufacturing the following seasons swimwear lines, during which time the Company incurs the majority of its expenses, with limited revenues. There can be no assurances that revenues received during December to June will support the Company's operations for the rest of the year.

Employees

         The Company has two executive officers which oversees the operations of its subsidiaries, one administrative assistant and no other employees. D.L. Productions, Inc. is a movie production company which hires a production staff and actors/actress per production. Most screenwriters, performers, directors and technical personnel who will be involved in the films are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films, resulting in increased production costs and delayed return of investments. Breaking Waves has three executive officers, including two vice-presidents in charge of design, merchandising, marketing and sales, as well as two administrative assistants. Breaking Waves has approximately 20 independent road sales people.

ITEM 2.     DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 14 East 60th Street, Suite 402, New York, New York 10022, (212) 688-9223. The Company entered into a Lease Agreement for approximately 1,800 square feet. The lease term is for a period of five years with an option by the Company to terminate after three years, with a current annual rental payment of approximately $68,000. Breaking Waves has its executive offices and showroom located at 112 West 34th Street, New York, New York, which combined is approximately 1,000 square feet. The lease is for a term of 10 years until May 31, 2000 at a current annual rental payment of $46,200, which shall increase to $49,500 for the balance of the term commencing in June 1997. Breaking Waves has a design office in Miami, Florida located at 8410 N.W. 53rd Terrace, where it rents approximately 778 square feet at an annual fee of $9,336 for a period of 12 months until February 1997, which it plans on reviewing on an annual basis.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.





ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Information.

         The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker for the Company's Common Stock and Warrants, during the period from September 23, 1996 through April 15, 1997. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                            Common Stock                  Warrants

Calendar Period             Low         High              Low         High

09/23/96 - 12/31/96         6           11 1/2            3 1/4       6 3/4
01/01/97 - 04/15/97         1 15/16     7 1/2               1/2       4 5/8


         Each warrant entitles the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share, until September 9, 2001. The Warrants and the underlying shares of Common Stock are in registered form, pursuant to the terms of a warrant agreement between the Company and Continental Stock Transfer & Co., as warrant agent, so that the holders of the warrants will receive upon their exercise and payment therefor, unrestricted shares of Common Stock.

         As of March 31, 1997, the number of shares of Common Stock outstanding of the Company was 6,092,500 (takes into account the return of shares pursuant to consulting and employment arrangements which did not vest.

         The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its board of directors, based upon its future earnings, if any, financial condition, capital requirements and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS

         The Company was organized in December 1995 and acquired Breaking Waves, Inc. on September 24, 1996. The results of operations for the year ended December 31, 1996 are comprised of Breaking Waves from September 31, 1996 and general and corporate overhead expenses of the Company since the Company had immaterial operations independent of those of Breaking Waves. The Company has begun to sell and distribute the Motion Picture in foreign markets and is currently seeking a domestic distribution deal for the Motion Picture. Results of operations for the Company and Breaking Waves have been discussed separately.

Results Of Operations

         The consolidated financial statements at December 31, 1996 include the accounts of the Company and its wholly owned subsidiaries, D.L. and Breaking Waves after elimination of all significant inter-company transactions nd accounts. Additionally, purchase accounting requires the elimination of all operating transactions of the acquired subsidiary from the inception of its fiscal year to the date of acquisition. The consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 1996 reflects the transactions of the subsidiary, Breaking Waves, for the period from September 24, 1996, the acquisition date, to December 31, 1996. If the operating transactions from January 1, 1996 to September 24, 1996 were included in the December 31, 1996 consolidated statement of operations, the effect by major components would be as follows:

Net sales                  $        3,596,982
Cost and expenses:
         Cost of sales              2,401,586
         Operating and
         interest expense           1,221,040

Net Loss                   $            (25,644)
                           ====================

         For the years ended December 31, 1996 as compared to the year ended December 31, 1995 Since the Company was incorpora ed on December 1, 1995, and no operations incurred through December 31, 1995, no discussion is applicable for the year ended December 31, 1995. From September 24, 1996 (the date Hollywood acquired Breaking Waves) to December 31, 1996 the Company's subsidiary, Breaking Waves, generated sales amounting to $1,217,152 with cost of sales amounting to $667,722. Breaking Waves generated operating profit amounting to approximately $294,908. Operating profit is total revenue less cost of sales and selling, general and administrative expenses. Accordingly, of the total selling, general and administrative expenses amounting to $675,416, $246,654 were incurred by Breaking Waves with the remainder amounting to $428,762, incurred by the Company. The major components of the total selling, general and administrative expenses of the Company are composed of the following: $58,750 of consulting expenses paid to an officer of the Company whereby $40,000 was paid in cash with the remainder in 7,500 shares of common stock at $2.50 per share; $62,500 of consulting expenses paid to two officers of the

Company paid in the form of 100,000 shares of common stock at $2.50 per share which vest June 30, 1997 and 1998; and amortization of organization costs and acquisition costs of $42,738. The remainder of expenses amounting to approximately $264,774 is composed of rent amounting to $15,666, officer's salaries and related payroll taxes amounting to approximately $105,670, legal and professional fees of $85,537 and miscellaneous office expenses of $57,901. For the year ended December 31, 1996, the Company reported a consolidated loss amounting to $221,982 which was primarily a result of general and corporate expenses incurred by the Company.

Liquidity And Capital Resources

         On September 24, 1996, the Company successfully completed its public offering. As a result, the Company sold 800,000 shares and 1,840,000 Warrants of which 240,000 Warrants were sold pursu nt to the underwriter's over-allotment option. The Company yielded a total net proceeds of $3,813,294 after deducting underwriter discount and non-accountable expense allowance and offering expenses. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital which totaled $996,182. At December 31, 1996, the Company has a working capital amounting to $4,629,441. It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur. Pursuant to a stock purchase agreement dated May 31, 1996 among the Company, EVC, Breaking Waves and its shareholders, the Company on September 24, 1996 issued 150,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction has been accounted for using the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of Breaking Waves from the date of acquisition, September 24, 1996. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 has been recorded and will be amortized over their useful lives of the related assets of fifteen
(15) years. Amortization expense from September 24, 1996 to December 31, 1996 totaled $17,738.

         In conjunction with such Agreement, a previous stockholder of Breaking Waves entered into a two year consulting agreement effective January 1, 1996 with Breaking Waves for an annual consulting fee of $100,000. Additionally, pursuant to the Agreement, the previous stoc holders of Breaking Waves agreed not to compete with the Company for a period of four years from the consummation thereof. Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a re-capitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of the Series A Preferred Stock shall have the right to redemption whereby, on each of January 1, 1997 and 1998 subject to legally available funds, Breaking Waves shall redeem one half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis. During January 1997, Breaking Waves redeemed 2,800 shares of its Series A preferred stock for a total of $280,000.

         On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves subm ts all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $67,173 from September 24, 1996, date of acquisition to December 31, 1996. Nations has a continuing interest in Breaking Waves's inventory as collateral for the advances.

         On October 16, 1995, Brea ing Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. The agreement commenced January 1, 1996 and is for an initial period of thirty (30) months divided into one (1) six month, and two (2) twelve month terms with the option to extend the agreement for an additional three (3) 12 month term periods. In exchange, Breaking Waves will pay BPI the greater of 5% of net sales, as defined, or the guaranteed minimum trademark royalty
("GMTR"). The GMTR ranges from $75,000 for the first term to $200,000 for the sixth term. In addition, Breaking Waves is obligated to pay BPI 2% of net sales for showroom/advertising expenses, and to spend an additional 1% of net sales for advertising. A minimum guaranteed showroom/advertising expense will be payable for the first three terms. BPI has the option to terminate the agreement if Breaking Wave's net sales do not reach specified levels, ranging from $1,000,000 for the first term to $4,000,000 for the sixth term. From September 24, 1996 (the date of acquisition) to December 31, 1996, Breaking Waves incurred royalty and advertising expenses amounting to approximately $26,000.

         During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company. During June 1996, pursuant to such plan the Company issued 50,000 shares to each of two officers of the Company. 50% of such shares issued will vest 12 months from the issuance date and the remaining 50% will vest 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000 which is being amortized as the shares vest. As of December 31, 1996, $62,500 has been amortized as a compensation expense. As of December 31, 1996, 25,000 shares were returned to the Company's treasury due to the termination of a consulting agreement.

D.L. Productions, Inc.

         Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company, through is wholly owned subsidiary, D.L., acquired the rights to co-produce a motion picture and has agreed to finance the costs of production and distribution of such motion picture  with the  co-producer  agreeing  to  finance  $100,000  of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. Pursuant to the terms of the agreements with the stars of the motion picture, the two stars each have the right to receive $50,000 against a 5% participation fee based on revenues from the first proceeds received from the distribution of the Motion Picture. Thereafter, the Company shall have the right to all subsequent revenues until the first $990,000 of their initial investment is repaid. The next proceeds received by the Company shall be distributed as follows: (i) 5% of revenues to each of the two stars up to a maximum of $250,000, at which time their distribution decreases to 2%; (ii) the Company and the co-producer shall receive the remainder of their initial investment; (iii) the Company and the co-producer each receives revenues up to 25% and 35%, respectively, of each parties initial investment; (iv) the co-producers shall receive their deferred compensation for writing, production and direction; and (v) all revenues in excess of (i), (ii)
(iii) and (iv) shall first be used to repay any distribution costs incurred, with the remainder to the Company and co-producer at a rate of 75% and 25%, respectively. As of December 31, 1996, the Company invested $1,381,750 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 which has been recorded as a capital contribution to the Company.

         For the year ended December 31, 1996, the Company used cash for operating activities amounting to $1,899,878. The major components of such use of cash was for the acquisition of Breaking Waves inventory and the costs incurred for the production of the motion picture which totaled an aggregate of $3,334,165. The majority of cash for operating activities amounting to $1,434,686 was provided from advances from the factor (NationsBanc). For the year ended December 31, 1996, the Company obtained financing of $4,548,204 of cash which was primarily from the Company's initial public offering.

ITEM 7.  FINANCIAL STATEMENTS

         See attached Financial Statements.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors.

         The names, ages and positions of the Company's executive officers and directors are as follows:

         Name                                Age                 Position

         Harold Rashbaum                     70                  President, CEO and Director

         Robert DiMilia                      51                  Vice President, Secretary and
                                                                 Director

         Alain A. Le Guillou, M.D.           40                  Director

         The directors of the Company are elected annually by its stockholders and the officers of the Company are appointed annually by its Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each current director and officer will hold office until the next annual meeting of stockholders, or until his successor is elected and qualified. All outside directors receive a directors' fee of $1,000 per month, for their participation as a director. The sole outside director is Alain D. Le Guillou, M.D. The Company does not have key man insurance on the life of any of its officers or directors. Harold Rashbaum is the father-in-law of Alain A. Le Guillou, M.D. On January 10, 1997, Robert Melillo and the Company mutually agreed to the resignation of Mr. Melillo as the President, Chief Executive Officer and Director of the Company. As of that time, Harold Rashbaum took over as President and Chief Executive Officer of the Company. Mr. Melillo remained as a consultant to the Company at a weekly fee of $600 until April 1, 1997.

     Harold Rashbaum has been the President, Chief Executive Officer, and director of the Company since January 1997. Mr. Rashbaum had served as Secretary and Treasurer of the Company since May 1996. When Robert Melillo, former President and Chief Executive Officer, resigned Mr. Rashbaum was elected as President and Chief Executive Officer. Since May 1996, Mr. Rashbaum served as the secretary, treasurer and a director of D.L. Productions, Inc. and became President in January 1997. From January 1991 to March 1992, he was a consultant for National Wholesale Liquidators, Inc., a retailer of household goods and housewares. From February 1996 to present, Mr. Rashbaum has been the president and a director of H.B.R. Consultant Sales Corp., of which his wife is the sole stockholder. From March 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., a retailer of electronics, which position was at the request of the bankruptcy court, during the time it was in Chapter 11. Mr. Rashbaum was a consultant for Play Co. Toys & Entertainment Corp., since June 1995 and became the Chairman of the board in October 1996, which company is a wholesaler and retailer of children's toys.

         Robert DiMilia, has been a Director, Vice President and Secretary of the Company since January 10, 1997, prior to thereto he was a consultant to the Company with respect to the production of the Motion Picture. From 1991 to 1994 Mr. DiMilia was a vice-president for The Bon Bon Group a national payroll/accounting entertainment service company. From March 1995 to May 1996 Mr. DiMilia was a media and marketing consultant in the film industry working on a variety of projects.

     Alain A. Le Guillou, M.D. has been a director of the Company since May 1996. Since July 1995, Dr. Guillou has been a doctor of Pediatrics at Montefiore Medical Group. From July 1992 to June 1995 Dr. Guillou was a Pediatric resident at the University of Minnesota, Gillette Hospital, St. Paul, Minnesota. From July 1991 to June 1992 Dr. Guillou was an intern at Montefiore Medical Center, Bronx, N.Y. Dr. Guillou is the son-in-law of Harold Rashbaum.

Significant Employees

         Dan Stone, 61, had been the chairman of the board of Breaking Waves since its inception in 1991 until the consummation of the Acquisition in September 1996, at which time he became a consultant Mr. Stone has been the president and a director of D. Stone Industries, Inc., and Dan Stone Industries, Inc. since their inceptions in 1981 and 1991, respectively.

         Malcolm   Becker,   61,   has  been  the   vice-president   of  design,
merchandising and production of Breaking Waves, Inc., since its inception in 1991.

         Michael Friedland, 59, has been the vice-president of design, marketing and sales of Breaking Waves, Inc., since its inception in 1991.

         The Company has agreed to indemnify its officers and directors with respect to certain liabilities including liabilities which may arise under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to any charter, provision, by-law, contract, arrangement, statute or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the Company in the successful defense of any such action, suit or proceeding) is asserted by such director, officer or controlling person of the Company in connection with the Securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the period ended December 31, 1996 to each of the named executive officers of the Company.

                           Summary Compensation Table

                                                                      Securities          Restricted Securities
Name and Principal                                                    Underlying          Underlying               All Other
Position                 Year      Salary($)      Options/SARS ($)    Award                                        Compensation

Harold Rashbaum          1996 (1)  26,000         100,000 (2)         50,000 (3)          --
Chief Executive Officer
President

Robert Melillo           1996 (4)  69,200          --                 25,000 (5)          --
Former Chief Executive Officer

     In October 1996, Mr. Rashbaum began receiving a salary of approximately $100,000 per annum. At the closing of the Company's initial public offering H.B.R. Consulting Sales, Corp., a company controlled by Mr. Rashbaum and owned by his wife received 7,500 shares of Common Stock and a consulting fee of $40,000.
     Includes options to purchase shares of Common Stock issued in March 1997 under the Company's Senior Management Incentive Plan.

     Includes shares issued under the Senior Management Incentive Plan in June 1996, subject to a vesting schedule. See "Senior Management Incentive Plan".

     Mr. Melillo received an annual salary of $104,000 per annum up and through January 10, 1997, when he resigned as an officer and director of the Company. He continued as a consultant until April 1997 and received a consulting fee of $600 per week. See "Management".

     Mr. Melillo received 50,000 shares of Common Stock in the Company pursuant to the Company's Senior Management Incentive Plan, subject to a vesting schedule, whereby 25,000 shares would vest in each of June of 1997 and 1998. Upon the resignation of Mr. Melillo on January 10, 1997, he returned 25,000 shares to the Company and the Company agreed that the remaining shares should be vested.

Employment and Consulting Agreements

         Prior to Harold Rashbaum becoming an officer and director of the Company, he provided consulting to the Company through H.B.R. Consultant Sales Corp., ("HBR"), a Company of which he is an officer and director and of which his wife is the sole stockholder. HBR entered into an oral consulting agreement with the Company whereby, it will receive 5% of the net profits of the Motion Picture received by the Company. In addition, HBR received $40,000 and 7,500 shares of the Company's Common Stock at the closing of the Company's initial public offering. Mr. Rashbaum receives a salary of $104,000 per annum for being an officer or director of the Company. In addition, Mr. Rashbaum received 50,000 shares of Common Stock under the Company's Senior Management Incentive Plan which shares vest at the rate of 25,000 shares on each of June 1997 and 1998. Pursuant to the restricted share agreement the shares only vest if Mr. Rashbaum continues to provide services to the Company. Shares not vested shall be returned to the Company's treasury. In March 1997, the Company granted Mr. Rashbaum as chief executive officer an option to purchase 100,000 shares at $5 1/8 per share, pursuant to the Company's Senior Management Incentive Plan.

         Dan Stone entered into a two year consulting agreement with Breaking Waves as of January 1996, pursuant to which he oversees the operation of Breaking Waves in return for a yearly consulting fee of $100,000. Mr. Stone received $50,000 from the proceeds of the Company's initial public offering, as payment in advance of half of the 1997 consulting fee, the balance of which is being paid in weekly installments.

         In November 1997, Breaking Waves entered into 3 year employment agreements with each of Malcolm Becker and Michael Friedland. The agreements provide for a salary of $110,000 for the term of employment and the receipt of shares of the Company's Common Stock in each year of the agreements. The number of shares of the Common Stock shall be equal to a Market Value (as hereinafter defined) of $25,000 on the date of issuance, subject to a vesting schedule. The vesting schedule shall be as follows; (i) 1/2 of the shares received on the date hereof shall vest 90 days from the date hereof with the balance vesting 270 days from the date hereof and (ii) on each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares shall vest six months from issuance with the balance vesting on the following anniversary. The shares vest pursuant to restricted share agreements. "Market Value" shall mean (i) $5.00 per share with respect to the shares issued in November 1996 and (ii) the average of the closing bid and asked prices for a share of Common Stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the Common Stock is quoted. The agreements include no-disclosure and non-compete clauses.

Senior Management Incentive Plan

         In May 1996, the Board of Directors adopted the Senior Management Incentive Plan (the "Management Plan"), which was adopted by stockholder consent. The Management Plan provides for the issuance of up to 250,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees and consultants.

         The Management Plan was adopted to provide the Board of Directors with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal for rewarding executive officers, employees and consultants of the Company or a subsidiary or the Company, who render significant services to personnel equity ownership in the Company through the grant of stock  options  and other  rights  pursuant to the  Management  Plan to
enable  the  Company  to  attract  and  retain   qualified   personnel   without
unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock to individuals who provide significant services to the Company.

         The Management Plan is intended to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only employees who perform services of special importance to the Company will be eligible to participate under the Management Plan. A total of 250,000 shares of Common Stock has been reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator (as defined below).

         The Management Plan is to be administered by the Board of Directors or a committee of the Board, if one is appointed for this purpose (the Board or such committee, as the case may be, will be referred to in the following description as the "Administrator"). Members of the Board of Directors who are eligible for awards or have been granted awards may not vote on any matters affecting the administration of the Management Plan or the grant of any award thereunder. Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a director of the Company will also be subject, in the event the persons serving as members of the Administrator of such plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the approval of an auxiliary committee consisting of not less than three individuals (all of whom qualify as "disinterested persons" as defined under Rule 16b-3. In the event the Board of Directors deems the formation of an auxiliary committee impractical, the Board is authorized to approve any award under the Management Plan. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under the plan will become exercisable in full upon certain "change of control" events as described in the plan.

         If any change is made in respect of the Common Stock subject to the Management Plan or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to the Management Plan and the number of shares and price per share of Common Stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which would change the class of securities subject to the plan, increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or change the category of persons who can be eligible for awards under such plan must be approved by the affirmative vote of the owners of a majority of Common Stock entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rigither incentive stock options which qualify as such under the Code ("ISOs") or options which do not qualify under the Code as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns Common Stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% Stockholder") must be granted at an exercise price of at least 110% of the fair market value of the Common Stock on the date of the grant. The exercise price of non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Administrator will determine the exercise period of the options granted which shall be no less than one year from the date of grant. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant. ISOs granted to persons other than 10% Stockholders may be exercisable for a period of up to 10 years from the date of grant; ISOs granted to 10% Stockholders may be exercisable for a period of up to five years from the date of grant. The aggregate fair market value (determined at the time an ISO is granted) of shares of Common Stock that are subject to ISOs held by a plan participant that may be exercisable for the first time during each calendar year may not exceed $100,000. In March 1997, the

Company granted options to purchase 100,000 and 50,000 shares of Common Stock to Harold Rashbaum and Robert DiMilia respectively, at $5.125 per share, 100% of the market price on the date of grant.

         Payment for shares of Common Stock purchased pursuant to exercise of stock options may be paid in full in cash, or by certified check or, at the discretion of the Administrator, (i) by promissory note, (ii) promissory note combined with cash, (iii) by shares of Common Stock having a fair market value equal to the total exercise price or (iv) by a combination of items (i)-(iii) above. The provision that permits the delivery of already owned shares of stock as payment for the exercise of an option may permit "pyramiding". In general, pyramiding enables a holder to use shares of Common Stock owned in order to pay for the exercise of the stock option. This is done by transferring such shares to the Company as payment of the exercise price for the shares purchased pursuant to the exercise of the Option. The value of such shares shall be determined by the market value of the shares at the time of transfer. Thereafter, the shares received upon the exercise of the option could then be used to do the same. Thereby, the holder, may start with as little as one share of Common Stock and, by using the shares of Common Stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of Common Stock used to exercise the option.

         Upon termination of employment, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was death or permanent disability of the optionee, the vested portion of the option will remain exerciseable for a period of 12 months thereafter.

Incentive Stock Rights.

         Incentive stock rights consist of incentive stock units each of which is equivalent to one share of Common Stock and may be awarded in consideration for services performed for the Company or any subsidiary. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the
Company or any subsidiary by the employee, subject to the lapse of the incentive periods, at which tiof Common Stock for each unit awarded upon the completion of each specified period. If the employment with the Company of the holder of the incentive stock units terminates prior to the end of the incentive period relating to the units awarded, the rights will thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, will be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which has elapsed prior to the death or disability.

Stock Appreciation Rights (SARs)

         SARs may be granted to recipients of stock options under the Management Plan. In the discretion of the Board of Directors, SARs may be granted simultaneously with, or subsequent to, the grant of a related stock option and may be exercised to the extent that the related option is exercisable, except that no general

SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. An option holder may be granted general SARs ("general SARs") or limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock or a combination of both) equal to the value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to general SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "change of control" transactions: (i) the approval of the Board of Directors and stockholders of the Company of a consolidation or merger in which the Company is not the surviving corporation, the sale of all or substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) in the event, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

         An SAR holder may exercise his or her SAR rights by giving written notice of such exercise to the company which specifies the number of shares of Common Stock involved. The exercise of any portion of either the related stock option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs. SARs have the same termination provisions as the underlying stock options (as described above) in the event an SAR holder ceases to be an employee of the Company.

Restricted Stock Purchase Agreements.

     Restricted share agreements provide for the issuance of restricted shares of Common Stock to eligible participants under the Management Plan. The Board of Directors may determine the price to be paid by the participant for the shares or that the shares may be issued for no monetary consideration. The shares issued shall be subject to restrictions for a stated restricted period during which the participant must continue employment with the Company in order to retain the shares. Payment can be made in cash, a promissory note or a combination of both. The Company has issued an aggregate of 125,000 restricted shares of which (i) each of Mr. Rashbaum and Mr. Melillo received 50,000 shares and (ii) Charles Rosen, a consultant to the Company received 25,000 shares. All such shares were subject to a vesting schedule whereby, 1/2 of the shares were t vest in each of June 1997 and 1998. Upon the termination of Mr. Rosen's consulting agreement the 25,000 shares were returned to the Company. In addition, upon the resignaares to the Company and retained 25,000 shares which became fully vested, pursuant to an agreement.

         Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period")
during which the recipient vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest. Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate, other than distributions made solely with respect to the restricted shares ("retained distributions")), if any, which are paid or distributed on the restricted shares, and generally to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period: (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares or receive retained distributions and (ii) the holder will not be entitled to sell, transfer or otherwise dispose of the restricted shares. A breach of any restrictions, terms or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

         Upon expiration of the applicable restricted period(s) and the satisfaction of any other applicable conditions, the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holder is terminated without cause or because of a total disability (in each case as defined in the Management Plan), or dies, then, (unless otherwise provided in the restricted share agreement providing for the award of restricted shares) the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited. Upon forfeiture of any restricted shares, the Company will repay to the holder thereof any amount the holder originally paid for such shares.

         Acceleration of all awards under the Management Plan shares shall occur, under the provisions of Section 13 the Management Plan, on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an "Approved Transaction"; (b) a "Control Purchase"; or (c) a "Board Change".

         An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company.

         A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

         A "Board Change" is defined as circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

Name And Address of                     Amount and Nature             Percent of
Beneficial Owner                        Of Beneficial Owner           Class (1)

European Ventures Corp. (2)             6,019,000 (3)                 78.6%
P.O. Box 47
Road Town, Tortolla, British
Virgin Islands

Harold Rashbaum  (2)                    157,500 (4)                   2.5%
c/o Hollywood Productions, Inc.
14 East 60th Street, Suite 402
New York, New York 10022

Alain A. Le Guillou, M.D. (2)           --                            --
c/o Hollywood Productions, Inc.
14 East 60th Street, Suite 402
New York, New York 10022

Robert DiMilia                          50,000 (5)                    *
c/o Hollywood Productions, Inc.
14 East 60th Street, Suite 402
New York, New York 10022

All Officers and Directors              207,500 (5)                   3.3%

(3 as a Group) (2)-(5)
* Less than 1%

     (1) Does not give effect to the issuance of (i) 4,400,000 shares of Common Stock reserved for issuance upon the exercise of the Warrants, (ii) 240,000 shares of Common Stock reserved for issuance upon the exercise of the underwriter's warrants and the Warrants underlying the underwriter's warrants and (iii) 250,000 shares of Common Stock reserved for issuance under the Company's 1995 Senior Management Incentive Plan, except for the 75,000 shares issued thereunder and the 150,000 shares underlying option grant pursuant thereto.

     (2) Harold Rashbaum is the father-in-law of Ilan Arbel, the sole officer and director of EVC.

     (3) Includes 1,568,000 shares of Common Stock issuable upon the exercise of Warrants owned by EVC.

     (4) Includes (i)50,000 shares of Common Stock under the Senior Management Incentive Plan, pursuant to a vesting schedule, none of which have vested (ii) 100,000 shares of Common Stock pursuant to an option granted under the Company's Senior Management Incentive Plan and (iii) 7,500 shares issued to H.B.R.
Consultants Sales Corp. in September 1996. See "Executive Compensation-Employment and Consulting Agreements" and "Senior Management Incentive Plan."

     (5) Includes 50,000 shares of Common Stock issuable upon the exercise of an option granted to Robert DiMilia under the ompany's Senior Management Incentive Plan.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1995, in connection with the incorporation of the Company, EVC acquired 5,000,000 shares of the Company's Common Stock and 2,000,000 Warrants for aggregate consideration of $1,100,000. The sale of 1,400,000 shares of Common Stock and 2,000,000 Warrants was registered for resale in the Company's initial public offering of which 549,000 shares and 432,000 Warrants were resold.

         Dan Stone entered into a two year consulting agreement with Breaking Waves as of January 1996, pursuant to which he oversees the operation of Breaking Waves in return for a yearly consulting fee of $100,000, which fee is currently being paid in weekly installments. At the closing of the Acquisition, Mr. Stone received $50,000 from the proceeds of the Offering, as payment in advance of half of the 1997 consulting fee.

         In June 1996, the Company issued 50,000 shares of Common Stock to Robert Melillo, the former chief executive officer, president and director of the Company under the Company senior management incentive plan. The shares were to vest at the rate of 25,000 in each of June 1997 and 1998. On January 10, 1997, Mr. Melillo resigned and returned 25,000 shares to the Company. Pursuant to Mr. Melillo's agreement with the Company, the remaining 25,000 shares became fully vested.

         Prior to Harold Rashbaum becoming an officer and director of the Company, commencing in March 1996 he provided consulting to the Company through H.B.R. Consultant Sales Corp., ("HBR"), a Company of which he is an officer and director and of which his wife is the sole stockholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits of the Motion Picture received by the Company. In addition, HBR received $40,000 and 7,500 shares of the Company's Common Stock at the closing of the Acquisition from the Company. In June 1996 Mr.

Rashbaum received 50,000 shares of Common Stock under the Company's Senior Management Incentive Plan which shares and 1998.

         See "Executive Compensation-Employment and Consulting Agreements" for a discussion of the Company's employment and consulting arrangements.

         All transactions between the Company and any officer, director or 5% stockholder will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent disinterested directors of the Company. The Company believes that all prior affiliated transactions were made on terms no less favorable to the Company than available from unaffiliated parties.

ITEM 13.
         EXHIBITS AND REPORTS ON FORM 8-K

(a)
         The following financial statements of the Company are included as Part II, Item 8:

Index to Financial Statements                                              F-0

Report of Independent Certified Public Accountants                         F-1

Balance Sheets                                                             F-2

Statements of Operations                                                   F-3

Statements of Stockholders' Equity                                         F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6



     (b) During the last quarter, the Company has not filed any reports on Form 8-K.

     (c) All exhibits, except those market with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and pursuant to 17 C.F.R. 230.411, are incorporated by reference herein. Exhibits marked with an * are filed with this Form 10-KSB.

  1.1                  -         Form of Underwriting Agreement.
  3.1                  -         Certificate of Incorporation of the Company
  3.2                  -         Amendment to Certificate of Incorporation of the Company, filed in June 7, 1996.
  3.3                  -         Certificate of Incorporation of D.L. Productions, Inc.
  3.4                  -         By-Laws of the Company
  3.5                  -         By-Laws of D.L. Productions, Inc.
  3.6                  -         Certificate of Incorporation of Breaking Waves, Inc.
  3.7                  -         By-Laws of Breaking Waves, Inc.
  4.1                  -         Specimen Common Stock Certificate.
  4.2                  -         Specimen Warrant Certificate.
  4.3(a)               -         Form of Warrant  Agreement to purchase  shares of Common Stock  between the Company and Euro-Atlantic Securities, Inc.
  4.3(b)               -         Form of Warrant  Agreement to purchase Warrants between the Company and
                                 Euro-Atlantic Securities, Inc.
  4.4                  -         Form of Warrant Agreement between the Company, the
                                 Underwriter and Continental Stock Transfer & Trust Company.
  4.5                  -         Form of Restricted Stock Agreement.
 10.1                  -         Form of Lock-up Agreement
 10.2                  -         The Company's Senior Management Incentive Plan.
 10.3                  -         Consulting Agreement between Hollywood Productions, Inc., and Charles Rosen.
 10.4                  -         Consulting Agreement between Breaking Waves, Inc., and Dan Stone.
 10.5                  -         Lease at 112 West 34th Street, New York, New York.
                                 Lease at 8410 N.W. 53rd Terrace, Miami, Florida.
 10.6(a)*              -         Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida.
 10.7                  -         Stock Purchase Agreement between the Company, European Ventures Corp.,
                                 Breaking Waves, Inc., and the stockholders of Breaking Waves, Inc., dated May,
                                 1996.
 10.8                  -         Consulting between the Company and Euro-Atlantic Securities, Inc.
 10.9                  -         Property Acquisition  Agreement between the Company and Rogue Features,
                                 Inc., dated March, 1996.
 10.10                  -        Co-production agreement  between the  Company  and Rogue  Features,
                                 Inc., dated March, 1996 and all amendments thereto.
 10.11                  -        Right of First Refusal Agreement with principals of Rogue Features, Inc.
 10.12                  -        Form of Assignment of right to Huk-A-Poo line.
 10.13                  -        Shippers Agency Agreement between Hollywood Productions, Inc., and Third Party
                                 Enterprises, Inc.
 10.14                  -        License Agreement between Breaking Waves, Inc. and Beach Patrol, Inc.
                        -        Mergers and Acquisition Agreement between the Company and Euro-Atlantic Securities, Inc.
   *                    -        Employment agreement with Michael Friedland.
   *                    -        Employment agreement with Malcolm Becker.
 10.18 *                -        Termination of Employment Agreement with Robert Melillo.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 15 day of April, 1997.



                                                     HOLLYWOOD PRODUCTIONS, INC.



                                                         By: \s\ Harold Rashbaum
                                                                Harold Rashbaum,
                                                         Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1933 as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.



\s\ Harold Rashbaum           Chief Executive Officer,
Harold Rashbaum               President and Director                            04/15/97
                              (Principal Executive Officer)                     Date


\s\ Robert DiMilia            Vice President, Secretary,                        04/15/97
Robert DiMilia                and Director                                      Date



\s\ Alain A. Guillou, M.D.    Director                                          04/15/97
Alain A. Le Guillou, M.D.                                                       Date


INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Hollywood Productions, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheet of Hollywood Productions, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for year ended December 31, 1996 and from December 1, 1995 (date of inception) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and the consolidated results of its operations and cash flows for the year ended December 31, 1996 and from December 1, 1995 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.




Scarano & Lipton, P.C.
Mitchel Field, New York
March 19, 1997

                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                          ASSETS



Current assets:
    Cash and cash equivalents $                                                                                  2,717,629
    Accounts receivable                                                                                          22,351
    Prepaid expenses                                                                                             86,698
    Inventory                                                                                                    1,815,526
    Film production and distribution costs                                                                       1,518,639
    Advances to related parties                                                                                  115,854
                                                                                                                 -------
         Total current assets                                                                                    6,276,697

Deferred compensation, net                                                                                       209,722
Organizational costs, net                                                                                        100,000
Excess of cost over net assets acquired, net                                                                     1,046,545
Other assets                                                                                                     10,118

Total assets                                                                                                     $ 7,643,082

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable $                                                                                           61,788
    Accrued expenses                                                                                             103,194
    Due to factor                                                                                                1,434,686
    Income taxes payable                                                                                         35,279
    Deferred taxes payable                                                                                       12,309
                                                                                                                 ------
         Total current liabilities                                                                                       1,647,256

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, issued and outstanding, full liquidation
     value $560,000                                                                                              560,000

Commitments and contingencies (Note 6)  -

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     6,117,500 and 5,000,000 shares issued and outstanding, respectively                                         6,118
    Additional paid-in capital                                                                                   5,651,690
    Accumulated deficit                                                                                          (221,982)
                                                                                                                 --------
         Total stockholders' equity                                                                              5,435,826

Total liabilities and stockholders' equity                                                                       $7,643,082
                                                                                                                 =================

See notes to consolidated financial statement

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     From December 1,
                                                       For the year ended 1995       (date of
                                                       December 31, 1996             inception) to
                                                       (Note 2a)                     December 31, 1995


Net sales                                              $ 1,217,152                   $ -

Cost of sales                                          667,722                       -

Gross profit                                           549,430                       -

Expenses:
    Selling, general and administrative expenses       657,678                       -
    Amortization of excess of costs over net
    assets acquired                                    17,738                        -


Total expenses                                         675,416                       -

Loss before interest expense
and provision for income taxes                         (125,986)                     -

Other income (expense):
    Interest and finance expense                       (85,099)                      -
    Interest income                                    38,386                        -

         Total other income (expense)                  (46,713)                      -

Loss before provision for
 income taxes                                          (172,699)                     -

Provision for income taxes                             49,283                        -

Net loss  $                                            (221,982)                     $-

Loss per common equivalent shares:
    Net loss $                                         (.04)                         $     Nil

Weighted average number of
 common shares outstanding                             5,331,877                     5,000,000

    See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FROM DECEMBER 1, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                                Additional                              Total
                                                Common Stock                    Paid-in             Accumulated         Stockholders
                                             Shares         Amount              Capital             Deficit             Equity
Balance at inception of the
 Company, December 1, 1995                   -              $ -                 $-                  $-                  $-

Issuance of shares upon
 capitalization                              5,000,000      5,000               1,095,000           -                   1,100,000

Balances at December 31, 1995                5,000,000      5,000               1,095,000           -                   1,100,000

Contributed capital in connection with
 co-production and property purchase
 agreement (Note (6f))                       -              -                   100,000             -                   100,000

Issuance of common stock as
 consideration for services
 rendered to the Company                     50,000         50                  124,950             -                   125,000

Issuance of common stock and warrants in
 connection with the initial public offering 800,000        800                 4,459,440           -                   4,460,240

Costs associated with initial
 public offering                             -              -                   (996,182)           -                   (996,182)

Issuance of common stock in connection
 with acquisition of Breaking Waves          150,000        150                 574,850             -                   575,000

Issuance of common stock in connection with
senior management incentive plan as consideration
for services rendered to the Company         100,000        100                 249,900             -                   250,000

Issuance of common stock pursuant to a
 consulting agreement as consideration for
 services rendered to the Company            7,500          8                   18,742              -                   18,750

Issuance of common stock pursuant to a
 management employment agreement for
 services rendered to the Company            10,000         10                  24,990              -                   25,000

Net loss for the year
 ended December 31, 1996                     -              -                   -                   (221,982)           (221,982)

Balances at December 31, 1996                6,117,500      $6,118              $5,651,690          $(221,982)          $5,435,826

See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   From December 1,
                                                                                           For the year ended 1995 (date of
                                                                                           December 31, 1996       inception) to
                                                                                           (Note 2a)               December 31, 1995

Cash flows from operating activities:
    Net loss $                                                                            (221,982)                $     -
Adjustments to reconcile net loss to
 net cash used for operating activities
    Issuance of common stock for services                                                 18,750
    Amortization and depreciation                                                         108,490                  -
    Change in assets and liabilities:
         Accounts receivable                                                              (22,351)                 -
         Prepaid expenses                                                                 (86,698)                 -
         Inventory                                                                        (1,815,526)              -
         Film production costs                                                            (1,518,639)              -
         Security deposits                                                                (9,178)                  -
         Accounts payable                                                                 61,788                   -
         Accrued expenses                                                                 103,194                  -
         Due to factor                                                                    1,434,686                -
         Income taxes payable                                                             35,279                   -
         Deferred tax payable                                                             12,309                   -
         Net cash used for operating activities                                           (1,899,878)              -

Cash flows from investing activities:
    Acquisition of furniture and fixtures                                                 (1,414)                  -

    Acquisition of subsidiary's common stock                                              70,717                   -

         Net cash used for investing activities                                           69,303                   -
                                                                                          ------                   -

Cash flows from financing activities:
    Advances to related parties                                                           (115,854)                -
    Proceeds from issuance of common stock and warrants                                   5,560,240                -
    Offering costs incurred                                                               (996,182)                -
    Proceeds from capital contributions                                                   100,000                  -
                                                                                          -------                  -
         Net cash provided from financing activities                                      4,548,204                -

Net increase in cash                                                                      2,717,629                -

Cash, beginning of period                                                                 -                        -

Cash, end of period                                                                       $ 2,717,629              $ -

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest                                                                         $ 85,098                 $-
         Income taxes                                                                     $ -                      $-

Schedule of non-cash  operating  activities:  In connection with the issuance of common stock, 167,500 shares of common stock were issued as
    consideration for services                                                            $418,750                 $-

Schedule of non-cash investing activities:
    In connection with the acquisition of a subsidiary,
     150,000 shares of common stock were issued                                           $575,000                 $-

See notes to consolidated financial statements

NOTE 1 - ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing motion pictures. During December 1995, the Company issued 5,000,000 shares of its $.001 par value common stock to European Ventures Corp. ("EVC") for an investment of $1,100,000. The sole officer and director of EVC is the former President and Director of the Company. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures and distributes a line of private label swimwear.

     On April 8, 1996, the Company formed a wholly-owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L. was formed in the State of New York for the purpose of purchasing and producing the motion picture "Dirty Laundry". As of December 31, 1996, the Company has presented consolidated financial statements.

     The Company's and its subsidiaries' year end is December 31.

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Basis of presentation

                  The consolidated financial statements at December 31, 1996 include the accounts of the Company and its wholly owned subsidiaries, D.L. and Breaking Waves after elimination of all significant intercompany transactions and accounts. Additionally, purchase accounting requires the elimination of all operating transactions of the acquired subsidiary from the inception of its fiscal year to the date of acquisition. Hence, the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 1996 reflects the transactions of the subsidiary, Breaking Waves, for the period from September 24, 1996, the acquisition date, to December 31, 1996. If the operating transactions from January 1, 1996 to September 24, 1996 were included in the December 31, 1996 consolidated statement of operations, the effect by major components would be as follows:

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


b) Cash and cash equivalents

     The Company considers highly liquid investments with maturities of six months or less at the time of purchase to be cash equivalents. Included in these amounts are certificate of deposits of $2,229,310 and mutual funds of $372,943 The Company maintains its cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by $2,562,852.

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

c) Inventory

     Inventory amounting to $1,815,526 at December 31, 1996 consists of finished goods, and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables under an agreement with a commercial bank. (See Note 4).

d) Film production and distribution costs

     The Company follows industry standards in capitalizing film production and distribution costs. Film production and distribution costs include all costs associated with the writing, producing and distribution of the film. As of December 31, 1996, the Company has not amortized any film production and distribution costs.

e) Income taxes

     Effective December 1, 1995 (date of inception) the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for Federal, State and City income tax reporting purposes.

f) Revenue and cost recognition

     i) Breaking Waves

     Sales are recognized upon the transfer to the customer of title to the goods (generally upon shipment to the customer from warehouse). Sales returns are recorded upon acceptance of the goods (generally upon receipt of goods in the warehouse with prior approved authorization). Duty costs, which are a component of cost of sales, are recorded upon the clearance of such goods through customs.

     ii) D.L.

     D.L. recognizes revenue when amounts are realized and earned. As of December 31, 1996 no revenue associated with the motion picture has been recognized.

     g) Net loss per share. In calculating primary loss per share, the Company uses the weighted average number of shares of common stock outstanding during each respective period.

     h) Use of estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

i) Fair value disclosure at December 31, 1996

     The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses and short-term debt are a reasonable estimate of their fair value.

j) Deferred compensation

     Deferred compensation consists of common stock issued in lieu of compensation pursuant to the 1996 Senior Management Incentive Plan and management employment agreements. Such costs are amortized using the straight line method over the period of the vesting rights of the respective shares.

k) Organizational costs

     Organizational costs consist of common stock issued in lieu of legal costs incurred in the establishment of the Company. Organizational costs are being amortized on a straight line basis over their estimated useful lives of five years.

l) Excess of cost over net assets acquired

     Excess of cost over net assets acquired is being amortized on a monthly basis over the estimated useful life of the related assets acquired for a period of fifteen (15) years.

NOTE 3       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half (6 1/2) percent payable over three years. As of December 31, 1996 such notes amounted to $83,397.

     The remaining balance, amounting to $32,457, represents advances to affiliates of an officer which are non-interest bearing and are due on demand.

NOTE 4       -    DUE TO FACTOR

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $67,173 from September 24, 1996, date of acquisition to December 31, 1996. Nations has a continuing interest in Breaking Waves's inventory as collateral for the advances.

NOTE 5       -    PROVISION FOR INCOME TAX

     Provision for income tax is comprised of the following for the year ended December 31, 1996:

                  Current:
                           Federal           $ -
                           State and local   35,279
                                            $35,279
                  Deferred:
                           Federal           $ 9,289
                           State and local   4,715
                                             14,004

                           Total provision for income taxes $49,283


     The Company's provision for income taxes includes state and local income, capital and minimum franchise taxes.

     A reconciliation of the provision for income taxes on income per the U.S. Federal statutory rate to the reported income tax expense is as follows:

                                                       December 31,
                                                       1996
U.S. Federal statutory rate applied to
pretax loss                                            $ (58,718)
State and local income taxes, net of federal
income tax benefit, applied to pretax loss             (25,456)
Permanent differences                                  3 ,337
Increase in valuation allowance                        80,837
Current provision for state and local taxes            35,279
Increase in deferred tax liability                     14,004

Total provision for income taxes                       $ 49,283



     The Company has adopted SFAS No. 109, "Accounting for Income Taxes", effective December 1, 1995. Management has evaluated the effect of implementation and has determined that there is no material impact on the Company's financial position except for the effect of Breaking Waves IRC Section 263A inventory capitalization adjustment, the differential between book and tax treatment with respect to SEC Section 144 stock issued as compensation for services and the different lives used for book and tax purposes for amortization of the purchase of trademarks.

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial and tax basis of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled.

     The Company has a policy of capitalizing certain indirect costs to inventory attributable to the current year for tax reporting purposes and expensing such amounts currently for financial statement purposes. The Company expects to continue this policy for an indeterminable time period. Accordingly, measurement of the deferred tax liability attributable to the book-tax basis differentials is computed at a rate of 34% federal and 11% state and local pursuant to SFAS No. 109.


     The tax effect of significant items comprising the Company's deferred tax assets are as follows:

                                                  December 31, 1996


Net operating loss carryforwards                  $ 37,389
SEC Section 144 stock compensation                43,448
Valuation allowance                               (80,837)
Long-term portion of deferred tax assets          $ -

     The tax effect of significant items comprising the Company's deferred tax liability are as follows:

                                                  December 31, 1996


Section 263A differential                         $ 12,309
Long-term portion of deferred tax liability       $ 12,309

     The Company and its subsidiaries files a consolidated tax return for federal tax purposes. For state and local purposes, the Company and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

     At December 31, 1996,  the Company had a net  operating  loss  carryforward
(NOL) of approximately $94,000 which expires in 2011. The Company has recorded a full valuation allowance against the deferred tax asset at December 31, 1996 pursuant to SFAS 109, since management could not determine that it was "more likely than not" that the deferred asset would be realized in the future.

NOTE 6 -COMMITMENTS AND CONTINGENCIES

a)Lease commitments

     The Company and its subsidiaries' approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 1996 are as follows:

1997      $ 119,380
1998        119,157
1999        119,157
2000         90,282
2001         69,657
------
          $ 517,633

     Rent expense charged to operations for the year ended December 31, 1996 amounted to approximately $33,500.

     b) Guarantees. Prior to the acquisition by the Company, Breaking Waves, along with an affiliate of Breaking Waves, D. Stone Industries Inc., ("D. Stone"), an entity wholly owned by the previous majority stockholders of Breaking Waves, had issued cross-corporate guarantees to NationsBanc Commercial Corp. for trade acceptances payable. In connection with the acquisition by the Company, such cross-corporate guarantees were replaced by letters of credit issued by the Company.

     c) License agreement. On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. The agreement commenced January 1, 1996 and is for an initial period of thirty (30) months divided into one (1) six month, and two (2) twelve month terms with the option to extend the agreement for an additional three (3) 12 month term periods. In exchange, Breaking Waves will pay BPI the greater of 5% of net sales, as defined, or the guaranteed minimum trademark royalty ("GMTR"). The GMTR ranges from $75,000 for the first term to $200,000 for the sixth term. In addition, Breaking Waves is obligated to pay BPI 2% of net sales for showroom/advertising expenses, and to spend an additional 1% of net sales for advertising. A minimum guaranteed showroom/advertising expense will be payable for the first three terms. BPI has the option to terminate the agreement if Breaking Wave's net sales do not reach specified levels, ranging from $1,000,000 for the first term to $4,000,000 for the sixth term. From September 24, 1996 (the date of acquisition) to December 31, 1996, Breaking Waves incurred royalty and advertising expenses amounting to approximately $26,000.

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

     f) Co-production and property purchase agreements. Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company, through is wholly owned subsidiary, D.L., acquired the rights to co-produce a motion picture and has agreed to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto.

     Pursuant to the terms of the agreements with the stars of the motion picture, the two stars each have the right to receive $50,000 against a 5% participation fee based on revenues from the first proceeds received from the distribution of the Motion Picture. Thereafter, the Company shall have the right to all subsequent revenues until the first $990,000 of their initial investment is repaid. The next proceeds received by the Company shall be distributed as follows: (i) 5% of revenues to each of the two stars up to a maximum of $250,000, at which time their distribution decreases to 2%; (ii) the Company and the co-producer shall receive the remainder of their initial investment; (iii) the Company and the co-producer each receives revenues up to 25% and 35%, respectively, of each parties initial investment; (iv) the co-producers shall receive their deferred compensation for writing, production and direction; and
(v) all revenues in excess of (i), (ii) (iii) and (iv) shall first be used to repay any distribution costs incurred, with the remainder to the Company and co-producer at a rate of 75% and 25%, respectively. As of December 31, 1996, the Company invested $1,381,750 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 which has been recorded as a capital contribution to the Company.

            g)    Financial advisory fee

     Pursuant to the Letter of Intent entered into with an underwriter to effect the IPO, the Company entered into a two-year financial advisory contract with the underwriter at an annual fee of $30,000. On September 24, 1996, the Company paid $30,000 for the first year of such contract.

            h)    Employment agreements

     On November 27, 1996, the Company entered into two employment agreements with two employees of Breaking Waves. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with an annual salary of $110,000 each. In addition to the salary, the Company has agreed to issue on each November 27, 1996, 1997 and 1998, common stock in the amount equal to the market value (as hereinafter defined) of $25,000 on the date of each issuance, subject to a vesting schedule. The vesting schedule shall be as follows; (i) 1/2 of the shares received on November 27, 1996 shall vest 90 days from November 27, 1996 with the balance vesting 270 days from November 27, 1996 and (ii) on each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares shall vest six months from issuance with the balance vesting on the following anniversary. "Market Value" shall mean (i) $5.00 per share with respect to the shares to be issued on November 27, 1996 and (ii) the average of the closing bid and asked prices for a period of 30 days ending five days prior to the date of issuance for shares to be issued on November 27, 1997 and 1998.

NOTE 7 - STOCKHOLDER'S EQUITY

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

     b) Initial public offering

     On December 21, 1995, the Company signed a Letter of Intent, which was subsequently amended during June 1996, with an underwriter to proceed on a "Firm Commitment" basis with the IPO of the Company's Common Stock and redeemable common stock purchase Warrants ("the Warrants"). The Company offered 800,000 shares and 1,600,000 Warrants. The 800,000 shares and 1,600,000 Warrants were offered to the public at a price of $5.00 per share and $.25 per Warrant, respectively. The total gross offering proceeds to the Company was $4,400,000.

     Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $6.50 during the four year period commencing one year from the ("Effective Date") of the IPO. The Warrants are redeemable by the Company at any time commencing one year from the Effective Date upon thirty (30) days notice at a redemption price of $.05 per warrant, provided that the closing bid quotation of the common stock for each of the thirty (30) trading days on which the Company gives notice is at least 170% of the then exercise price of the warrants.

     On September 24, 1996, the Company successfully completed its public offering. As a result, the Company sold 800,000 shares and 1,840,000 Warrants of which 240,000 Warrants were sold pursuant to the underwriter's over-allotment option. The Company yielded a total net proceeds of $3,813,294 after deducting underwriter selling expenses and non-accountable expense allowance. Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital which totaled $996,182. Upon the closing of the sale of the Shares and Warrants offered, the Company sold to the underwriter, underwriter's warrants to purchase up to 80,000 shares of Common Stock and 160,000 Warrants

     c) Acquisition of Breaking Waves, Inc. Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement") among the Company, EVC, Breaking Waves and it's respective shareholders, the Company on September 24, 1996 issued 150,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction has been accounted for using the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of Breaking Waves from the date of acquisition, September 24, 1996. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 has been recorded and will be amortized over their useful lives of the related assets. Amortization expense from September 24, 1996 to December 31, 1996 totaled $17,738.

     In conjunction with such Agreement, a previous stockholder of Breaking Waves entered into a two year consulting agreement effective January 1, 1996 with Breaking Waves for an annual consulting fee of $100,000. Additionally, pursuant to the Agreement, the previous stockholders of Breaking Waves agreed not to compete with the Company for a period of four years from the consummation thereof. The Agreement stipulates that the previous stockholders of Breaking Waves will not engage directly or indirectly in any business in which Breaking Waves is conducting or in the process of forming.

     Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of the Series A Preferred Stock shall have the right to redemption whereby, on each of January 1, 1997 and 1998 subject to legally available funds, Breaking Waves shall redeem one half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis. (See Note 10(a) for additional information).

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

     During June 1996, pursuant to such plan the Company issued 50,000 shares to each of two officers of the Company. 50% of such shares issued will vest 12 months from the issuance date and the remaining 50% will vest 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000 which is being amortized as the shares vest. As of December 31, 1996, $62,500 has been amortized as a compensation expense. (See Note 10(b) for additional information).

     e) Consulting Services

     During September 1996, the company paid $40,000 and issued 7,500 shares of common stock to an affiliate of the Company's President and Director pursuant to a consulting arrangement. The shares have been valued at 50% of the IPO price or $2.50 per share. Accordingly the Company recorded total consulting expense amounting to $58,750.

NOTE 8       -    RELATED PARTIES TRANSACTIONS

     a) During September 1996, the Company contributed $100,000 to Breaking Waves pursuant to the Agreement whereby simultaneously therewith, Breaking Waves repaid its stockholders' loans amounting to $100,000.

     b) During June 1996, pursuant to such plan the Company issued 50,000 shares to each of two officers of the Company. 50% of such shares issued will vest 12 months from the issuance date and the remaining 50% will vest 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000 which is being amortized as the shares vest. As of December 31, 1996, $62,500 has been amortized as a compensation expense. (See Note 10(b) for additional information).

     c) Prior to the acquisition by the Company, Breaking Waves, along with an affiliate, D. Stone, an entity wholly owned by the previous majority stockholders of Breaking Waves, had issued cross-corporate guarantees to NationsBanc Commercial Corp. for trade acceptances payable. In connection with the acquisition by the Company, such cross-corporate guarantees were replaced by letters of credit issued by the Company.

     d) During September 1996, the company paid $40,000 and issued 7,500 shares of common stock to an affiliate of the Company's President and Director pursuant to a consulting arrangement. The shares have been valued at 50% of the IPO price or $2.50 per share. Accordingly the Company recorded total consulting expense amounting to $58,750.

NOTE 9   -                 INDUSTRY SEGMENTS.

     The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments for the year ended December 31, 1996, is as follows:

                                                     Swimwear           Film
                                                     Sales            Production          Consolidated

Sales                                                $ 1,217,152      $ -                 $ 1,217,152

Operating profit                                     $ 294,908        $ -                 $ 294,908

Corporate general and
administrative expense                                                                    (403,156)
Amortization expense                                                                      (17,738)
Interest income                                                                           38,386
Interest and finance expense                                                              (85,099)
Loss from operations
before provision for income taxes                                                         $ (172,699)

Provision for income taxes                                                                49,283

                  Net loss                                                                $    (221,982)

Identifiable assets at December
                   31, 1996                          $1,947,789       $1,536,487          $3,484,276


Corporate assets                                                                          4,096,306

Total assets at December 31, 1996                                                         $ 7,580,582

     Total revenue by segment includes only sales to unaffiliated customers as there are no intersegment sales. Operating profit is total revenue less cost of sales and operating expenses, and excludes general corporate expenses, interest expense and income taxes.

     Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and marketable securities.

NOTE 10      -    SUBSEQUENT EVENTS

     a) Redemption of Preferred Stock

     During January 1997, Breaking Waves redeemed 2,800 shares of its Series A preferred stock as described in Note 7(c) for a total of $280,000.

     b) Cancellation of shares

     Effective January 10, 1997, upon the resignation of an officer of the Company, 25,000 of the 50,000 shares originally issued to such officer under the Incentive Plan (Note 7(d)) were caused to be immediately vested and the remaining 25,000 shares were returned to treasury.

     c) 1996 Senior Management Incentive Plan

     Effective March 14, 1997, the Company granted 150,000 options to purchase shares of common stock pursuant to the Company's Incentive Plan. 100,000 options were granted to the Company's President and 50,000 options were granted to an officer.

                                 Exhibit 10.6(a)

          Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida.

                                  Exhibit 10.16

                   Employment agreement with Michael Friedland

                              EMPLOYMENT AGREEMENT

          AGREEMENT made as of the 27th day of November, 1996, by and between Michael Friedland, an individual who resides at 117 Margaret Blvd., Merrick, New York 11566 (hereinafter referred to as the "Employee") and Breaking Waves, Inc., a New York corporation with principal offices located at 112 West 34th Street, New York, New York (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company designs, manufactures and distributes a line of private label, including "Breaking Waves," "All Waves," "Making Waves," "Small Waves" and "Huk-A-Poo" and a line of a brand name label called "Daffy Waterwear", girls swim wear and accessory items; and

     WHEREAS, Hollywood Productions, Inc., a Delaware corporation and publicly traded company, is the parent company of the Company (the "Parent"); and

     WHEREAS, the Company desires to retain the services of the Employee as vice-president of marketing and sales; and

     WHEREAS, Employee acknowledges that all work product, inclusive of all Intellectual Property (as hereina ter defined) developed by the Employee during Employees tenure with the Company shall be the sole property of the Company; and

     WHEREAS, the Employee desires to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company and Employee, if any;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I
                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and ag ees to continue the employment of the Employee, and the Employee hereby accepts such employment in his capacity as vice-president of sales and marketing. In this capacity, Employee will report directly to the Chief Executive Officer and President of the Company. The Employee's principal place of employment is New York City.

                                   ARTICLE II
                           DUTIES AND ACKNOWLEDGMENTS

         (A) The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions relate to his position as vice-president of sales and marketing as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) The Employee agrees to devote 100% of his normal business time to the business of the Company. Employee shall use his best efforts in the performance of his duties for the Company as stated herein.

         (C) The Employee shall perform, in conjunction with the Company's Senior Management, to the best of is ability the following services and duties for the Company and its subsidiary corporations (by way of example, and not by way of limitation):

     (i) Those duties attendant to the position with the Company for which he is hired;

     (ii) Providing sales and marketing of the Company's product lines; and

         (D) Employee acknowledges that all Intellectual Property developed by the Employee during the Employees tenure with the Company shall be the sole property of the Com any and that any Intellectual Property (as hereinafter defined) filed by the Employee with any federal, state, city, local or foreign government agency or authority shall be immediately upon filing assigned to the Company.

                                   ARTICLE III
                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Employee a salary at the rate of $110,000 per annum until November 27, 1999 (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary").

         (B) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV
                                    BENEFITS

         (A) During the term hereof, (i) the Company shall provide Employee with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance; and (ii) Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company.

         (B) In the event the Company wishes to obtain Key Man life ins rance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

         (C) For each year of the term hereof, Employee shall be entitled to sick days and fifteen (15) days paid vacation.




                                    ARTICLE V
                                 NON-DISCLOSURE

         The Employee shall not, at any time during or after the termination of his employment hereunder, except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Company's Intellectual Property, business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common laws of the states of New York, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                                   ARTICLE VI
                             RESTRICTIVE COVENANT S

         (A) In the event of the Employee's termination, whether by him voluntarily or by the Company for Cause (as hereinafter defined), except in the event of the termination of this agreement pursuant to Article

VII, the Employee agrees that he will not, for a period of two years following such termination, directly enter into or become associated with or engage in any other usiness (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is a direct competitor of the Company, or any current or future subsidiary, associate, affiliate or joint venture partner, which is a direct competitor of the Company, or any subsidiary or Parent company.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not hereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

         (C) Employee agrees that during the term of this Restrictive Covenant, he will not, directly or indirectly, (a) contact, induce or influence any customer or clients with respect to the Company's proposed business as described in (a) above, joint venture partners, mployee, consultant, associate or affiliate of the Company or its or their successors for any reason whatsoever, without the written consent of the Company, signed by two executive officers;
(b) request or advise any customer, client, joint venture partners, supplier, manufacturer, employee, consultant, associate or affiliate of the Company or its or their successors, who may contact or attempt to contact the Employee to withdraw, curtail or cancel such parties business with the Company or its successors; (c) disclose to any other person or corporation the name or addresses of any of the customers, clients, joint venture partners, suppliers, manufacturers, employees, consultants, associates or affiliates of the Company or its or their successors of the Company or its successors; or (d) induce or encourage any employee to terminate his relationship with the Company.

                                   ARTICLE VII
                                      TERM

         This Agreement shall be for a term of three years, subject to prior termination, until November 27, 1999. This agreement shall automatically renew for additional one year periods after its initial term, unless terminated on 90 days prior notice by either party in writing.

                                  ARTICLE VIII
                         TERMINATION AND EFFECT THEREOF

         (A) The Company may terminate this Agreement:

                  (i) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued but unpaid bonus compensation, if any.

                  (ii) Upon written notice from the Company to the Empl yee, if Employee becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a period of four (4) consecutive months.

                  (iii) If the Employee engages in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

                  (iv) The Company shall have the right to terminate Employee's employment hereunder for Cause. For purposes of this Agreement, "Cause" me ns
(a) a breach of the covenants herein, (b) failure to perform his duties in a professional and competent manner; (c) failure by Employee to substantially perform his duties or obligations hereunder; (d) Employee engaging in misconduct which is materially injurious to the Company; (e) Employee engaging in any act that in any way has a direct, substantial, and adverse effect on the Company's reputation; (f) Employee committing involving crime of moral turpitude; (g) Executive's conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent jurisdiction of a crime constituting a felony.

         (B) Upon termination of this Agreement Employee's employment hereunder and all compensation and benefits payable by the Company hereunder shall be immediately terminated, and all options shall be terminated; provided, however, Employee or his estate, as the case may be, shall be entitled to receive any payments under any applicable life or disability insurance plans. Such pay ents, if any, shall be made at the time and in accordance with the terms and conditions of such plans. All shares of the Parent which have not vested shall be returned to the Parent.

                                   ARTICLE IX
                            STOCK ISSUANCES OF PARENT

         On the date hereof and on each of November 27, 1997 and November 27, 1998, the Employee shall receive such numbers of shares of the Parent's common stock equal to a Market Value (as hereinafter defined) of $25,000 on the date of issuance, subject to a vesting schedule. The vesting schedule shall be as follows; (i) 1/2 of the shares rece ved on the date hereof shall vest 90 days from the date hereof with the balance vesting 270 days from the date hereof and
(ii) on each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares shall vest six months from issuance with the balance vesting on the following anniversary. The shares shall vest pursuant to a restricted share agreement as annexed hereto as Appendix A. "Market Value" shall mean (i) $5.00 per share with respect to the shares to be issued as of the date hereof and (ii) the average of the closing bid and asked prices for a share of Parent's common stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the common stock is quoted or admitted to trading or by the Nasdaq National or SmallCap Stock Market, or, if the Common Stock is not listed or admitted to trading on any securities exchange or quoted by Nasdaq, the average closing bid price as listed on the OTC Bulletin Board, as determined in good faith by resolution of the Board of Directors of the Parent, based on the best information available to it.

                                    ARTICLE X
                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XI
                                   ARBITRATION

     Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or viol tion arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of New York, the State of New York in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of corporate law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XII
                                  SEVERABILITY

         If any provision of this Agreement hall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XIII
                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Comp ny's records or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XIV
                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of the Employee.

                                   ARTICLE XV
                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI
                                  GOVERNING LAW

         This Agreement has been negotiated and executed in the State of New York, and New York law shall govern its construction and validity.

                                  ARTICLE XVII
                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of New York and Employee hereby consents to the jurisdiction of any local, state or federal court located within the State of New York.


                                  ARTICLE XVIII
                                ENTIRE AGREEMENT

     This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

     s agreement to be construed, interpreted, and enforced to the maximum extent permitted by law. The parties acknowledge and agree that they have both participated in the preparation of this Agreement and it shall not be construed or interpreted against either party on the basis that it was prepared by such party. In the event that any provision of Articles V or VI, or part thereof, shall be determined by any court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect for any reason, such provision shall be revised and/or interpreted to make it enforceable to the maximum extent in all other respects as to which it may be enforceable, all as determined by such court in such action.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

                               AGREED AS TO SHARES
                          HOLLYWOOD PRODUCTIONS, INC.
                              BREAKING WAVES, INC.

                                      By:
                              ---------------------

      By: Harold Rashbaum
          Harold Rashbaum
          Secretary
          President

          EMPLOYEE
          Michael Friedland

                                  Exhibit 10.17

                    Employment agreement with Malcolm Becker

                              EMPLOYMENT AGREEMENT

          AGREEMENT made as of the 27th day of November, 1996, by and between Malcolm Becker, an individual who resides at 82 Coleridge Street, Brooklyn, New York 11235 (hereinafter referred to as the "Employee") and Breaking Waves, Inc., a New York corporation with principal offices located at 112 West 34th Street, New York, New York (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company designs, manufactures and distributes a line of private label, including "Breaking Waves," "All Waves," "Making Waves," "Small Waves" and "Huk-A-Poo" and a line of a brand name label called "Daffy Waterwear", irls swim wear and accessory items; and

     WHEREAS, Hollywood Productions, Inc., a Delaware corporation and publicly traded company, is the parent company of the Company (the "Parent"); and

     WHEREAS, the Company desires to retain the services of the Employee as vice-president of merchandising and manufacturing sourcing; and

     WHEREAS, Employee acknowledges that all work product, inclusive of all Intellectual Property (as hereinafter defined) developed by the Employee during Employees tenure with the Company shall be the sole property of the Company; and

     WHEREAS, the Employee desires to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company and Employee, if any;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I
                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the em loyment of the Employee, and the Employee hereby accepts such employment in his capacity as vice-president of merchandising and manufacturing sourcing. In this capacity, Employee will report directly to the Chief Executive Officer and President of the Company. The Employee's principal place of employment is New York City.

                                   ARTICLE II
                           DUTIES AND ACKNOWLEDGMENTS

         (A) The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions relate to his position as vice-president of merchandising and manufacturing sourcing as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) The Employee agrees to devote 100% of his normal business time to the business of the Company. Employee shall use his best efforts in the performance of his duties for the Company as stated herein.

         (C) The Employee shall perform, in conjunction with the Company's Senior Management, to the est of his ability the following services and duties for the Company and its subsidiary corporations (by way of example, and not by way of limitation):

     (i) Those duties attendant to the position with the Company for which he is hired;

     (ii) Providing merchandising and manufacturing sourcing of the Company's product lines; and

         (D) Employee acknowledges that all Intellectual Property developed by the Employee during the Employees tenure with the Company shall be the sole property of the Company and that any Intellectual Property (as hereinafter defined) filed by the Employee with any federal, state, city, local or foreign government agency or authority shall be immediately upon filing assigned to the Company.

                                   ARTICLE III
                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Employee a salary at the rate of $110,000 per annum until November 27, 1999 (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary").

         (B) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV
                                    BENEFITS

         (A) During the term hereof, (i) the Company shall provide Employee with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance; and (ii) Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company.

         (B) In the event the Company wis es to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

         (C) For each year of the term hereof, Employee shall be entitled to sick days and fifteen (15) days paid vacation.

                                    ARTICLE V
                                 NON-DISCLOSURE

         The Employee shall not, at any time during or after the termination of his employment hereunde , except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Company's Intellectual Property, business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common laws of the states of New York, and Delaware relating to trade secrets and confidential information. "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations- in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                                   ARTICLE VI
                             RESTRICTIVE COVENANT S

        (A) In the event of the Employee's termination, whether by him voluntarily or by the Company for Cause (as hereinafter defined), except in the event of the termination of this agreement pursuant to Article VII, the Employee agrees that he will not, for a period of two years following such termination, directly enter into or become associat d with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is a direct competitor of the Company, or any current or future subsidiary, associate, affiliate or joint venture partner, which is a direct competitor of the Company, or any subsidiary or Parent company.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

         (C) Employee agrees that during the term of this Restrictive Covenant, he will not, directly or indirectly, (a) contact, induce or influence any customer or clients with respect to the Company's proposed business as described in (a) bove, joint venture partners, employee, consultant, associate or affiliate of the Company or its or their successors for any reason whatsoever, without the written consent of the Company, signed by two executive officers;
(b) request or advise any customer, client, joint venture partners, supplier, manufacturer, employee, consultant, associate or affiliate of the Company or its or their successors, who may contact or attempt to contact the Employee to withdraw, curtail or cancel such parties business with the Company or its successors; (c) disclose to any other person or corporation the name or addresses of any of the customers, clients, joint venture partners, suppliers, manufacturers, employees, consultants, associates or affiliates of the Company or its or their successors of the Company or its successors; or (d) induce or encourage any employee to terminate his relationship with the Company.

                                   ARTICLE VII
                                      TERM

         This Agreement shall be for a term of three years, subject to prior termination, until November 27, 1999. This agreement shall automatically renew or additional one year periods after its initial term, unless terminated on 90 days prior notice by either party in writing.

                                  ARTICLE VIII
                         TERMINATION AND EFFECT THEREOF

         (A) The Company may terminate this Agreement:

                  (i) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued but unpaid bonus compensation, if any.

                  (ii) Upon written noti e from the Company to the Employee, if Employee becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a period of four (4) consecutive months.

                  (iii) If the Employee engages in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

                  (iv) The Company shall have the right to terminate Employee's employment hereunder for Cause. For purpose of this Agreement, "Cause" means (a) a breach of the covenants herein, (b) failure to perform his duties in a professional and competent manner; (c) failure by Employee to substantially perform his duties or obligations hereunder; (d) Employee engaging in misconduct which is materially injurious to the Company; (e) Employee engaging in any act that in any way has a direct, substantial, and adverse effect on the Company's reputation; (f) Employee committing involving crime of moral turpitude; (g) Executive's conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent jurisdiction of a crime constituting a felony.

         (B) Upon termination of this Agreement Employee's employment hereunder and all compensation and benefits payable by the Company hereunder shall be immediately terminated, and all options shall be terminated; provided, however, Employee or his estate, as the case may be, shall be entitled to receive any payments under any applicable life or disab lity insurance plans. Such payments, if any, shall be made at the time and in accordance with the terms and conditions of such plans. All shares of the Parent which have not vested shall be returned to the Parent.

                                   ARTICLE IX
                            STOCK ISSUANCES OF PARENT

         On the date hereof and on each of November 27, 1997 and November 27, 1998, the Employee shall receive such numbers of shares of the Parent's common stock equal to a Market Value (as hereinafter defined) of $25,000 on the date of issuance, subject to a vesting schedule. The vesting schedule shall be as follo s; (i) 1/2 of the shares received on the date hereof shall vest 90 days from the date hereof with the balance vesting 270 days from the date hereof and (ii) on each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares shall vest six months from issuance with the balance vesting on the following anniversary. The shares shall vest pursuant to a restricted share agreement as annexed hereto as Appendix A. "Market Value" shall mean (i) $5.00 per share with respect to the shares to be issued as of the date hereof and (ii) the average of the closing bid and asked prices for a share of Parent's common stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the common stock is quoted or admitted to trading or by the Nasdaq National or SmallCap Stock Market, or, if the Common Stock is not listed or admitted to trading on any securities exchange or quoted by Nasdaq, the average closing bid price as listed on the OTC Bulletin Board, as determined in good faith by resolution of the Board of Directors of the Parent, based on the best information available to it.

                                    ARTICLE X
                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XI
                                   ARBITRATION

         Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole excepti n of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of New York, the State of New York in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of corporate law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XII
                                  SEVERABILITY

         If a y provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XIII
                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the ddress as included in the Company's records or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XIV
                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of the Employee.

                                   ARTICLE XV
                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI
                                  GOVERNING LAW

         This Agreement has been negotiated and executed in the State of New York, and New York law shall govern its construction and validity.

                                  ARTICLE XVII
                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of New York and Employee hereby consents to the jurisdiction of any local, state or federal court located within the State of New York.


                                  ARTICLE XVIII
                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement sign d by the parties hereto.

                                   ARTICLE XIX
                                  CONSTRUCTION

          he parties intend for the provisions of Articles V and VI of this agreement to be construed, interpreted, and enforced to the maximum extent permitted by law. The parties acknowledge and agree that they have both participated in the preparation of this Agreement and it shall not be construed or interpreted against either party on the basis that it was prepared by such party. In the event that any provision of Articles V or VI, or part thereof, shall be determined by any court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect for any reason, such provision shall be revised and/or interpreted to make it enforceable to the maximum extent in all other respects as to which it may be enforceable, all as determined by such court in such action.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

AGREED AS TO SHARES
HOLLYWOOD PRODUCTIONS, INC.
BREAKING WAVES, INC.
By:
        ---------------------

By:
Harold Rashbaum
Harold Rashbaum

Secretary
President

tion of Employment Agreement with Robert Melillo.