Form 10KSB/A
period 1997-03-31
HOLLYWOOD PRODUCTIONS INC
filed 1997-04-28
CIK 1017535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               Delaware 13-3704059
                (State or other jurisdiction of (I.R.S. Employer
                Incorporation or organization)Identification No.)

               14 East 60th Street, Suite 402, New York, NY 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 688-9223
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each className of each exchange on which registered
                           NONE                               NONE

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

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

     (a)The following financial statements of the Company are included as Part II, Item 8:

Index to Financial Statements                          F-0

Report of Independent Certified Public Accountants     F-1

Balance Sheets                                         F-2

Statements of Operations                               F-3

Statements of Stockholders' Equity                     F-4

Statements of Cash Flows                               F-5

Notes to Financial Statements                          F-6


     (b)During the last quarter, the Company has not filed any reports on Form 8-K.

     (c) All exhibits, except those market with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and pursuant to 17 C.F.R. 230.411, are incorporated by reference herein. Exhibits marked with an * are filed with this Form 10-KSB.

1.1 -     Form of Underwriting Agreement.
3 3.1 -   Certificate of Incorporation of the Company
3.2 -     Amendment to Certificate of Incorporation of the Company, filed in June 7, 1996.
3.3 -     Certificate of Incorporation of D.L. Productions, Inc.
3.4 -     By-Laws of the Company
3.5 -     By-Laws of D.L. Productions, Inc.
3.6 -     Certificate of Incorporation of Breaking Waves, Inc.
3.7 -     By-Laws of Breaking Waves, Inc.
4.1 -     Specimen Common Stock Certificate.
4.2 -     Specimen Warrant Certificate.
4.3(a) -  Form of Warrant Agreement to purchase shares of Common Stock between the Company and Euro-Atlantic Securities, Inc.
4.3(b) -  Form of Warrant Agreement to purchase Warrants between the Company and Euro-Atlantic Securities, Inc.
4.4 -     Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer & Trust Company.
4.5 -     Form of Restricted Stock Agreement.
10.1 -    Form of Lock-up Agreement
10.2 -    The Company's Senior Management Incentive Plan.
10.3 -    Consulting Agreement between Hollywood Productions, Inc., and Charles Rosen.
10.4 -    Consulting Agreement between Breaking Waves, Inc., and Dan Stone.
10.5 -    Lease at 112 West 34th Street, New York, New York. 000.1
-         Lease at 8410 N.W. 53rd Terrace, Miami, Florida.
10.6(a)* -Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida.
10.7 -    Stock Purchase Agreement between the Company, European Ventures Corp., Breaking Waves, Inc., and the stockholders of
          Breaking Waves, Inc., dated May, 1996.
10.8 -    Consulting between the Company and Euro-Atlantic Securities, Inc.
10.9 -    Property Acquisition Agreement between the Company and Rogue Features, Inc., dated March, 1996.
10.10 -   Co-production agreement between the Company and Rogue Features, Inc., dated March, 1996 and all amendments thereto.
10.11 -   Right of First Refusal Agreement with principals of Rogue Features, Inc.
10.12 -   Form of Assignment of right to Huk-A-Poo line.
10.13 -   Shippers Agency Agreement between Hollywood Productions, Inc., and Third Party Enterprises, Inc.
10.14-    License Agreement between Breaking Waves, Inc. and Beach Patrol, Inc.
000.2 -   Mergers and Acquisition Agreement between the Company and Euro-Atlantic Securities, Inc.
000.3 * - Employment agreement with Michael Friedland.
000.4 * - Employment agreement with Malcolm Becker.
10.18 * - Termination of Employment Agreement with Robert Melillo.
10.19 * - Trident Releasing Inc. Agreement

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



\s\ Harold Rashbaum                         Chief Executive Officer,
Harold Rashbaum                             President and Director              04/15/97
                                            (Principal Executive Officer)       Date


\s\ Robert DiMilia                          Vice President, Secretary,          04/15/97
Robert DiMilia                              and Director                        Date



\s\ Alain A. Guillou, M.D.                  Director                            04/15/97
Alain A. Le Guillou, M.D.                                                       Date

                                  Exhibit 10.18

            Termination of Employment Agreement with Robert Melillo.


                                       8

                                    AGREEMENT

     Agreement dated as of the 10th day of January,  1997, by and between Robert
T. Melillo, Jr., an individual residing at 24 Champions Circle, Branchburg, NJ 08876 ("RTM") and Hollywood Productions, Inc. ("Hollywood"), a Delaware corporation with offices located at 14East 60th Street, 4th floor, New York, NY 10022 and its subsidiaries, Breaking Waves, Inc. and D.L. Productions, Inc. (collectively the "Company").

                              W I T N E S S E T H :

         WHEREAS, this Agreement provides for the termination of RTM as an officer and director of the Company and his engagement as a consultant of Hollywood; and

         WHEREAS, RTM desires to resign as an officer and director of the Company, which resignation has been accepted by the Company, as of the first date written above; and

         WHEREAS,   this  Agreement   addresses  certain  issues  regarding  the
termination of RTM as an employee of the Company and his new status as a consultant to Hollywood; and

         WHEREAS, the terms and conditions of this Agreement have been mutually agreed upon by the Company and RTM as set forth below.

         Based upon the foregoing, the parties agree as follows:

         1.       Resignation and Engagement as Consultant

                  As of the date hereof RTM hereby resigns as an officer and director of the Company, which resignation is accepted. Simultaneously therewith, Hollywood engages RTM as an independent consultant to provide consulting services to the Company in accordance with Paragraph 2 below, which RTM hereby accepts. The consulting arrangement referred to herein is on a non-exclusive basis. Either Hollywood or RTM may terminate this consulting arrangement at any time upon five written days notice to the other.

         2.       Service

                  RTM shall render services to Hollywood as may be requested from time to time by either the officers or board of directors of Hollywood. It is specifically understood that RTM is not required to expand any specific number of hours in connection with such services.

     3.       Compensation Issues

                  a. Upon the signing of this Agreement, all debts owed by RTM to the Company, aggregating $_________ (approx. $30,000) shall be converted and re-booked by the Company to be considered severance payment. RTM acknowledges that it shall be the sole responsibility of RTM to pay all taxes with respect to such severance payment.

     b. For services rendered hereunder for consulting service, Hollywood shall pay to RTM a weekly fee of $600.00. RTM shall be responsible for all taxes associated with his consulting fees.

         4.       Relationship

                  RTM shall be an independent contractor and not an employee of the Company. The Company shall not be responsible to reimburse RTM for any fees, costs or expenses incurred in the performance of his consulting services except as set forth in Paragraph 7. This Agreement shall not be construed to create between the Company and RTM the relationship of principal, employer and employee, joint venturers, co-partners or any other similar relationship, the existence of which is hereby expressly denied by the Company and RTM. RTM is not an agent for the Company, except as described herein and the Company is not an agent for RTM for any purpose whatsoever; and each such party has no right or authority to assume or create any obligations, express or implied, on behalf of or in the name of the other party.

         5.       Non-disclosure; Disclosure of Potential Conflicts

                  a. RTM shall not, at any time during or after the termination of this Agreement except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, Company, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to RTM or known by him as a consequence of his engagement by the Company as a consultant, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the Company's Intellectual Property (as hereinafter defined), business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. RTM acknowledges that such Proprietary Information, as may exist from time to time, is valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common laws of the states of New York and Delaware relating to trade secrets and confidential information. "Intellectual

10

Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivatives, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewal in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

                  b. In the event that RTM desires to consult with or become engaged by any indirect or direct competitor of the Company, then RTM shall give the Company 10 days prior written notice of such pending engagement and upon request of the Company return any and all materials supplied by the Company to RTM together with any copies prepared by RTM or distributed by RTM, except as may be specifically exempted in writing by the Company.

         6.       Expenses

                  RTM shall be entitled to receive reimbursement for business expenses incurred by him (in accordance with the Company's policies and procedures from time to time adopted by the Board of Directors of the Company) in performing services hereunder, provided that RTM properly accounts therefore in accordance with such policy and procedures and provided that such expenses have been specifically approved, in advance, in writing by the Company.

         7.       Shares issued under the Company's Management Plan

                  RTM and the Company have agreed that 25,000 shares of the 50,000 shares issued to RTM pursuant to his employment as an officer and director of the Company shall be returned to the Company's treasury for no compensation. RTM shall retain ownership of the remaining 25,000 shares, which shares shall no longer be subject to a vesting schedule, whereby the Company shall authorize the Company's counsel to release said shares to RTM from its escrow. Said shares shall remain subject to the lock-up agreement previously executed by RTM and shall not be transferable without compliance under the Securities Act of 1933, as amended and appropriate state securities laws.

         8.       No Waiver

     No delay or omission on the part of the Company in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Company, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion.

         9.       Assignability

     This agreement is not assignable by the Company without the prior written consent of the RTM. This Agreement is not assignable by RTM without the express written consent of the Company. Notwithstanding the foregoing, this Agreement shall bind any successor or assign of either party.

         10.      Entire Agreement

     This Agreement sets forth the entire agreement between the parties with respect to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended, revised or terminated except by a writing signed by both parties.

         11.      Default

     In the event that either party shall fail to conform to the terms of this Agreement, the other party shall reimburse the damaged party for any expenses, including reasonable attorney's fees, which may be incurred by such party in attempting to collect any obligation, or to enforce obligations under this Agreement.

         12.      Governing Law

     This Agreement and all rights and obligations hereunder, including matters of construction, validity and performance, shall be governed by the laws of the State of New York applicable to contracts made and performed entirely within the State of NY without regard to conflicts of laws rules applied in the State of NY.

         13.      Notices

     All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be personally delivered or sent by certified or registered mail postage and fees prepaid or by overnight courier, to the other party at the address mentioned in the preamble of this Agreement. Any party may designate a different address for the purpose of the service of notice hereunder by giving notice thereof in accordance with the provisions of this Paragraph 14.

         14.      Captions

     Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

         15.      Severability

     The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision unless the invalidity impairs materially the benefits of the contract to either party. In the event that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable in whole or in part because of the duration and scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

         16.      Indemnification

     The Company shall indemnify and hold harmless RTM from and against any and all liabilities and claims, including reasonable attorney's fees, for all acts taken by RTM as an officer of the Company, which acts were duly authorized by the Company. RTM shall indemnify and hold harmless the Company against any and all liabilities and claims, including reasonable attorney's fees, for all acts undertaken by RTM which were not approved by the Company. For purposes of this Agreement, any checks signed by both RTM and Harold Rashbaum on behalf of Hollywood Productions shall be deemed to be authorized by the Company.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.


The Company                                  RTM



------------------------                     ------------------------
Hollywood Productions, Inc.                  Robert T. Melillo, Jr.
Harold Rashbaum, President


12

                                  Exhibit 10.19

                        Trident Releasing Inc. Agreement

                                AGENCY AGREEMENT



An AGREEMENT dated the 3rd day of February 1997.

PARTIES:

     1. TRIDENT RELEASING INC. of 8401 Melrose Place, 2nd Floor, Los Angeles, California 90069 (hereinafter "Trident") AND

     2. HOLLYWOOD PRODUCTIONS, INC. (hereinafter "Producer'). of 14 East 60th St., Suite 402, New York, NY 10022.


         TERMS:

     1. PICTURE: ODIRTY LAUNDRYO (hereinafter "the Picture") a feature length motion picture.

     2. TERM: Three years from Delivery (as defined below). The Term may be extended upon both parties written agreement to such.

     3. TERRITORY & MEDIA: Producer grants to Trident the exclusive rights to enter into and service license agreements for the Picture throughout the world less only the United States, Canada and their respective territories and possessions (the "Foreign Territory") and to exploit the Picture in all media now known or to be invented including theatrical, non-theatrical, video, laser disc, CD, television, pay-per-view, pay television, cable and satellite. Such exploitation is described herein as exploitation of Picture in the Foreign Territory.

     a) The Territory Price List, Schedule 'A' forms part of this Agreement. Trident is empowered to enter into distribution agreements with distributors in its discretion, however, Trident must obtain approval from Producer before licensing the Picture in any territory at a price below the Minimum Price listed therein.

     b) Trident must get prior written approval from the Producer before entering into any outright sale (not licensing) of rights to a distributor in perpetuity. If Producer approves such a sales contract the commission payable to Trident shall be 12.5% of the sales price.

     c) All License Agreements entered into by Trident for the Producer will be subject to all of the terms and conditions contained in Exhibit C attached hereto as well as being subject to all of the AFMA Standard Terms and Conditions and limitations set forth in this Agreement including instructions for payment to the Account.

     4. COMMISSIONS: To Trident a sum equal to 12.5% of all gross receipts of all sums received from exploitation of the Picture in the Foreign Territory including but not limited to any royalty receipts (the "Commission").

     5. COSTS: Trident will advance marketing Costs and recoup them as set out below. These Costs include but are not limited to:

     a) Customary Sales Costs such as tape duplication, telephone, telex, fax, photocopying, registered international mail, messenger, courier, notary, and consularizations.

     b) Marketing Costs such as creation of the campaign (flyer, poster and trailer), advertising and associated Costs, promotional materials, press kits, screenings and associated Costs, mass mailings, any charges arising out of late delivery or non delivery of materials by producer.

     c) Market Participation Costs at $4,000 per market in the first year with the exception of The Cannes Film Festival which will be $5,000. Costs for the second year are $1,500 per market and for the third year $750 per market including in both cases the Cannes Film Festival. The Picture will be presented at all markets that Trident exhibits at.

     d) Estimates for Marketing Costs including Advertising and Promotion will be presented to the Producer for ProducerOs prior written approval prior to expenditure which will be deemed granted if Producer does not respond within five days. Any individual Marketing Cost under $2,500 will not be subject to prior approval.


     e) Once Costs (excluding Trailer, Key Art and any Delivery Items per Schedule B) have accumulated to $50,000 ("the Cap") Trident shall be required to receive written authorization from Producer to recoup any greater amount.

     f) In the event of early termination of this Agreement, Trident will be reimbursed by Producer for all outstanding Costs incurred by Trident which either (i) do not exceed the Cap or (ii) were approved in writing by Producer subject to paragraphs 5 d) and 5e above.

           Distribution of Gross Receipts ("Gross Receipts") shall be defined as all monies actually received by Trident from the exploitation of the Picture in the Foreign Territory) including the repayment of Costs shall be prioritized as follows:

First:    From Gross Receipts Trident shall receive its Commission.
Second:   Producer shall receive 20% of the balance of Gross Receipts.
Third:    Trident shall receive an amount equal to un-reimbursed Costs, if any
Fourth:   The balance, if any, to be remitted to Producer.

                                (See Exhibit "D")

     6. DISTRIBUTION LICENSES: To be prepared and signed by Trident as agent for Producer and to provide for payment of deposits and license fees to a Trust Account in the name of Trident and Producer. If Trident and Producer are unable to set up a Trust Account, then the account shall be no less than a joint bank account in the name of Trident and Producer at Mercantile National Bank, Los Angeles (the "Account"), exclusively for receipts from the licenses concluded on the Picture. The "Account" is to be a joint account requiring no less than two signatures with one authorized signature for and on behalf of Producer and one authorized signature for and on behalf of Trident. Disbursement of funds shall be done on a timely basis with distribution in accordance to terms and conditions set forth in the Agency Agreement.

     a) At the end of any license or agreement period entered into by Trident on behalf of Producer all rights shall automatically revert back to Producer and Trident shall have no further interest in the Picture other than the right to collect commission earned but not yet paid. Trident shall have the right subject to paragraph 5(f) to collect any Costs not reimbursed during the Term from as provided for in Paragraph 5, on all licenses concluded during the Term but received after the Term expires.

     b) Trident has the right to enter into distribution licenses for a period no longer than fifteen years.

     7. DELIVERY OF PICTURE: Producer warrants that it holds all of the technically acceptable delivery elements for the manufacture of first-class materials on the Picture as per Schedule 'B' attached and said elements will be delivered to Trident (hereinafter ODeliveryO) on or before April 30th 1997.

     a) If a delivery element as stated on Schedule 'B' is requested by a Distributor and Producer does not have the element(s) or a delivery element(s) is deemed technically unsatisfactory for Delivery under standard international industry requirements, Producer will manufacture said element(s). Producer will have five (5) business days to comply with such a request in writing before Trident shall have the right to manufacture the elements itself. Any Costs incurred by Trident in the manufacturing of delivery elements will be deducted from the gross receipts on the Picture after commissions including the cost of an initial full quality control check of the Picture by a laboratory of TridentOs choice to assure that the Picture is of standard, deliverable, international broadcast quality. Any Costs incurred by Trident in connection with Delivery of the Picture will be in addition to those Costs detailed in Paragraph 5 of this Agreement and Costs associated with Delivery will not be computed as part of the Cap. Delivery will occur on or before April 30th, 1997. Costs incurred by Trident for the manufacture of elements will be treated as Costs. These Costs for the manufacture of elements will not be subject to the Cap. Delivery is of the essence of this Agreement. Materials manufactured by Trident for the Producer will be the Property of the Producer once Trident has been reimbursed in full for all such costs incurred.

     8. PRODUCERS WARRANTIES: Producer hereby represents, warrants and undertakes that the Picture and underlying rights to the Picture are free and clear of all encumbrances and will provide Trident with Chain of Title to Trident's reasonable satisfaction attesting to this. Producer further warrants:

     a) That it has right and title to enter into this Agreement and that it has obtained all necessary clearances and will own or control all rights in and to the Picture, the literary and dramatic material upon which it is based and all music and performances contained in the Picture as are necessary to enable it to grant the free and unhindered distribution rights in all media contemplated hereby and that Producer will forthwith at Trident's request supply copies of all documents evidencing such to Trident.

     b) Producer hereby agrees that Trident shall have no liability whatsoever except for the obligations hereunder to any of the artists of the Picture or on the soundtrack or to any third Party and Trident shall not be responsible for any of the obligations of Producer or any third party by virtue of the use made hereunder of the Picture; all residual payments to any union society guild and other persons being the sole responsibility of Producer.

     c) Without limiting the generality of (a) and (b) above, Producer has obtained all necessary music clearances so that the Picture may be exploited in all media throughout the territory without the need for payment of mechanical royalties.

     d) Producer shall indemnify Trident against any loss or damage (including reasonable attorney's fees on a full indemnity basis) incurred by reason of any breach or claim of breach of these foregoing representations and undertakings, and Trident shall indemnify Producer against any loss or damage (including reasonable attorney's fees) incurred by reason of any breach or claim of breach of Trident's representations and undertakings set forth in this agreement.

     e) Producer hereby represents, warrants and undertakes that all of the Delivery elements including documentation as per Schedule OBO attached hereto are in all respects ready to serve in the manufacture of Delivery elements that are of first class commercial quality for the purposes of Delivery.

     9. INSTRUMENTS OF FURTHER ASSURANCE: Producer & Trident shall execute and deliver to the other promptly upon the request of the other, any other instruments or documents considered by either party to be reasonably necessary or desirable to evidence, effectuate or confirm this Agreement or any of its terms and conditions.

     10. PRODUCER'S RESERVATION OF RIGHTS: Producer reserves for his own use prequel and sequel rights; literary rights including books and novelization rights; rights to all characters; merchandising rights including but not limited to toy, comic books; music rights including but not limited to records, audio cassettes, C.D.'s; and all other rights not specifically granted to Trident.

     11. ACCOUNTING: Trident shall prepare a detailed accounting of all payments and licensing fees deposited in the Account together with a detailed accounting of all Costs incurred prior to disbursement quarterly, forty-five days after close of applicable accounting period subject always to technical acceptance of all elements by the distributor. If a dispute arises between Trident and Producer over the disbursement of funds held in the Account, only such disputed funds will remain in the Account until such time as there is a resolution to the dispute.

     12. TERMINATION: Either party shall have the right of termination in the event the other party shall become insolvent or be adjudicated bankrupt, or petition or consent to any relief under any bankruptcy, reorganization, receivership, liquidation, compromise or arrangement or moratorium statutes, whether now in force or hereafter enacted, or make an assignment for the benefit of creditors, or petition for the appointment of a receiver, liquidator, trustee or custodian for all or a substantial part of its assets, or if either party defaults or breaches this Agreement and such breach or default remains uncured fifteen (15) business days after written notice thereof;

     a) Either party shall have the right of termination in the event a receiver, liquidator, trustee or custodian is appointed for all or a substantial part of the other party's assets; and

     b) In the event of termination, Trident shall be entitled to continue to receive the outstanding Commissions and expenses, subject to Paragraph 5(f), in connection with the remittances to Producer from agreements for the exploitation of the Picture in the Foreign Territory entered into or substantially negotiated by Trident prior to termination.

     c) Trident will not have the right to pledge, morgage or encumber its rights hereunder including but not limited to its rights to Commissions and payments hereunder.

     d) Trident shall have the right of termination and will not be bound to the Producer for any commitments stated or inferred herein in the event that any delivery element on Schedule OBO attached hereto is not of first class broadcast commercial quality therefore making the Picture undeliverable.

     13. PERFORMANCE GUARANTEE: Notwithstanding any of the terms and conditions contained herein, Producer will have the right to terminate this Agreement with Trident upon five (5) days prior written notice, if the following performance conditions are not met during the time specified unless within twenty (20) days after receipt of a notice of Termination, Trident is able to meet the guarantee requirements.

     Sufficient license agreements shall be executed within the first six months from Delivery providing for a gross advance or minimum guarantee amount of not less than $500,000 in executed contracts. An "executed contract" shall be defined as a license that has been executed by the licensee and licensor, and a deposit of not less than 10% of such guarantee or advance received into the Account. Exceptions to the deposit requirement shall be such contracts as are payable 100% by Letter of Credit, or television licenses which are customarily payable after delivery.

     If such performance level is not reached by Trident in the specified time, then the Producer has the right, but not the obligation to terminate this Agreement. Such termination shall be subject to Paragraph 12b in this Agreement.

     14. BREAK-UP FEE - If the Producer in its discretion wishes to terminate this Agreement for reasons other than those addressed elsewhere in this Agreement , and/or for Trident's default, the Producer shall have the right to do so upon 5 days written notice, subject only to the following:

     a. Repayment of any outstanding monies owed Trident for funds advanced by Trident for Costs incurred by the Picture under the terms and conditions contained in this Agreement.

     b. Payment of a fee by the Producer to Trident equal to thirty-three and one third percent (33 1/3%) of the Commission that would have been earned by Trident if Trident's services had not been terminated based on Trident's projected "take" license fees as published in this Agreement for those territories not yet licensed.

     Whenever this Agreement terminated, the Account shall, at the Producer's option, be terminated and all proceeds therein distributed as required hereunder. Thereafter, if the Account is so terminated, the Producer may direct any licensee to pay Producer directly or as otherwise directed by Producer, subject always to Tridents recoupment of Costs and Commissions as provided herein.

     15. DISPUTES: In the event of any litigation or arbitration arising out of this Agreement, the prevailing party shall be entitled to recover its reasonable attorney's fees and court Costs or arbitration from the other party. In the event of any dispute arising hereunder same shall be resolved by arbitration pursuant to the laws of the State of California under the AFMA Rules of Arbitration, all License Agreement shall so provide.

     16. NOTICES: Any notices under the terms of this Agreement shall be in writing and sent by first class airmail post, telex, fax or cable. Any notice to Producer shall be given at the address specified on the first page hereof. Any notice to Trident under the terms of this Agreement shall be given at the address specified on the first page hereof. Notices so given shall be deemed to have arrived at noon ten business days after the date of mailing or in the case of notices by telex, fax or cable respectively forty-eight hours after dispatch.

     a) Address changes may be made at any time, by either party, by notifying the other party of such change in writing.

     17. FACSIMILE SIGNATURES: In any proceeding, either at law or in equity between the parties hereto, it is hereby agreed that the parties shall not raise as a defense the lack of authenticity of facsimile copies of originally executed copies of this Agreement or any amendment to this Agreement or of any notice given pursuant to this Agreement.

     18. COUNTERPARTS: This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument and shall bind and inure to the benefit of each of the parties hereto and their respective successors and assigns.

     19. GOVERNING LAW: This Agreement shall be deemed to have been made in the State of California and its validity, construction, performance, breach and operation shall be governed by the laws of California applicable to agreement s to be performed in California.

     20. RELATIONSHIP OF THE PARTIES: Nothing herein contained shall be construed to create a joint venture or partnership between the parties hereto nor a third party beneficiary relationship as to any third party.

     21. CAPTIONS: The captions of the various paragraphs and sections of the Agreement are intended to be used solely for convenience of reference and are not intended and shall not be deemed for any purpose whatsoever to modify or explain or to be used as an aid in the construction of any provisions.

     22. AMENDMENTS IN WRITING: This Agreement cannot be amended, modified or changed in any way whatsoever except by a written instrument duly signed by an authorized officer of Trident and Producer.

     23. Trident represents and warrants:

     (1) It has the right and authority to enter this Agreement.

     (2) Trident agrees that Producer shall have no liability whatsoever for any Costs or for any claims raised by third parties, including but not limited to Licensees with whom Trident has dealt, Trident shall be solely responsible for such obligations, except for those Producer obligations defined hereunder. 24. Trident and Producer each represent and warrant that it has not dealt with a Broker or Finder in connection with this transaction.


FOR & ON BEHALF OF                              FOR & ON BEHALF OF
TRIDENT RELEASING INC.                          HOLLYWOOD PRODUCTIONS, INC




-------------------------                       ---------------------------
(Agent)                                         (Producer)


By: JEAN OVRUM                                  By: ROBERT DI MILIA
Its:  CO-PRESIDENT                              Its: _________________________



                                       14