Form 10QSB
period 1997-03-31
HOLLYWOOD PRODUCTIONS INC
filed 1997-05-20
CIK 1017535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [xx]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                March 31, 1997
                                                              --------------
                                       or

         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number:                                0-28690

                           Hollywood Productions, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                     13-3704059
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

     Common stock, par value $.001 per share: 6,092,500 shares outstanding as of March 31, 1997.

PART I - FINANCIAL INFORMATION:

     ITEM 1 - FINANCIAL STATEMENTS

         Consolidated balance sheet at
          March 31, 1997  (unaudited) and December 31, 1996                                       3

         Consolidated statements of operations (unaudited)
          for the three months ended March 31, 1997 and 1996                                      4

         Consolidated statements of stockholders' equity (unaudited)
          for the three months ended March 31, 1997                                               5

         Consolidated statements of cash flows (unaudited)
          for the three months ended March 31, 1997 and 1996                                      6

     Notes to consolidated financial statements                                                   7 - 8

     ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                            9

PART II - OTHER INFORMATION                                                                       11

     ITEM 6 - Exhibits and Reports on Form 8-K                                                    11

Signature                                                                                         12


                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              (Unaudited)
                                                                                            March 31, 1997        December 31, 1996
Current assets:
    Cash and cash equivalents                                                             $        2,441,181   $         2,717,629
    Accounts receivable                                                                                4,155                22,351
    Prepaid expenses                                                                                  63,819                86,698
    Inventory                                                                                        688,058             1,815,526
    Film production and distribution costs                                                         1,556,702             1,518,639
    Advances to related parties                                                                       95,090               115,854
                                                                                                      ------               -------
         Total current assets                                                                      4,849,005             6,276,697

Deferred compensation, net                                                                            92,013               209,722
Organizational costs, net                                                                             93,750               100,000
Excess of cost over net assets acquired, net                                                       1,028,807             1,046,545
Other assets                                                                                          15,119                10,118
                                                                                                      ------                ------

Total assets                                                                              $        6,078,694   $         7,643,082
                                                                                          =        =========   =         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $           38,430   $            61,788
    Accrued expenses                                                                                  34,124               103,194
    Due to factor                                                                                    114,082             1,434,686
    Income taxes payable                                                                              99,044                35,279
    Deferred taxes payable                                                                            12,309                12,309
                                                                                                      ------                ------
         Total current liabilities                                                                   297,989             1,647,256
                                                                                                     -------             ---------

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, 2,800 and 5,600 issued and outstanding, respectively,
     full liquidation value $280,000 and $560,000, respectively                                      280,000               560,000

Commitments and contingencies (Note 6)                                                                   -                       -

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     6,092,500 and 6,117,500 shares issued and outstanding, respectively                               6,093                 6,118
    Additional paid-in capital                                                                     5,589,215             5,651,690
    Accumulated deficit                                                                              (94,603)             (221,982)
                                                                                                     -------              --------
         Total stockholders' equity                                                                5,500,705             5,435,826
                                                                                                   ---------             ---------

Total liabilities and stockholders' equity                                                $        6,078,694   $         7,643,082
                                                                                          =        =========   =         =========

                                       4



           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                       1997                              1996
                                                                       ----                              ----
Net sales                                                              2,441,081                         $-

Cost of sales                                                          1,465,799                         -
                                                                       ---------                         -

Gross profit                                                           975,282                           -
                                                                       -------                           -

Expenses:
    Selling, general and administrative expenses                       670,943                           -
    Amortization of excess of costs over net assets acquired                                             17,738                   -
                                                                                                         ------                   -

Total expenses                                                         688,681                           -
                                                                       -------                           -

Income before interest expense
 and provision for income taxes                                        286,601                           -

Other income (expense):
    Interest and finance expense                                       (122,999)                         -
    Interest income                                                    33,604                            -
                                                                       ------                            -
         Total other income (expense)                                  (89,395)                          -
                                                                       -------                           -

Income before provision for
 income taxes                                                          197,206                           -
Provision for income taxes                                             69,827                            -
Net income                                                             127,379                           $-

Income per common equivalent shares:
    Net income                                                         $.02                              $Nil

Weighted average number of
 common shares outstanding                                             6,092,500                         5,000,000


           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                 Additional
                                        Common Stock             Paid-in                      Accumulated             Stockholders'
                                   Shares              Amount    Capital                      Deficit                 Equity

Balances at December 31, 1996      6,117,500           $6,118    $5,651,690                   $(221,982)              $5,435,826

Cancellation of common stock in
connection with the Senior
Management Incentive Plan as
consideration for services
rendered to the Company            (25,000)            (25)     (62,475)                       -                      (62,500)

Net income for the three months
 ended March 31, 1997              -                   -         -                             -


Balances at March 31, 1997         6,092,500           $6,093    $5,589,215                    $                      $5,500,705


           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31

                                                                       1997                                   1996

Cash flows from operating activities:
    Net income                                                        $127,379                                $  -
Adjustments to reconcile net income to
 net cash provided by operating activities
    Amortization and depreciation                                      79,253                                    -
    Forgiveness of note receivable in lieu of compensation             30,130                                    -
    Decrease (increase) in:
         Accounts receivable                                           18,196                                    -
         Prepaid expenses                                              22,879                                    -
Inventory                                                              1,127,468                                 -
         Film production costs                                         (38,063)                                  -
         Security deposits                                             4,300                                     -
         Other assets                                                  2,257                                     -
    Increase (decrease) in:
         Accounts payable                                              (23,358)                                  -
         Accrued expenses                                              (69,070)                                  -
         Due to factor                                                 (1,320,604)                               -
         Income taxes payable                                          63,765                                    -
                                                                       ------                                    -
         Net cash provided by operating activities                     24,532                                    -
                                                                       ------                                    -

Cash flows from investing activities:
    Acquisition of furniture and fixtures                              (11,614)
    Subsidiary's redemption of preferred stock                         (280,000)                                 -
                                                                       --------                                  -
         Net cash used for investing activities                        (291,614)                                 -
                                                                       --------                                  -

Cash flows from financing activities:
    Advances to related parties                                        (11,866)                                  -
    Proceeds from advances to related parties                          2,500                                     -
                                                                       -----                                     -
         Net cash used for financing activities                        (9,366)                                   -
                                                                       ------                                    -

Net decrease in cash                                                   (276,448)                                 -

Cash, beginning of period                                              2,717,629                                 -

Cash, end of period $                                                  2,441,181                           $     -


Supplemental disclosure of non-cash flow information:
Cash paid during the yearfor:
         Interest $                                                    72,455                              $     -
         Income taxes$                                                 2,154                               $     -

Schedule of non-cash operating activities:
    In connection with the Senior Management Incentive Plan
    for services rendered to the Company, 150,000 options on
    common stock were issued                                           $ -                                       -

    In connection  with the Senior  Management  Incentive
     Plan,  25,000  shares originally issued as consideration
     for services rendered to the Company were canceled                             $(62,500)                                $-

           See notes to consolidated financial statements (unaudited)

NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing motion pictures.

     The Company's and its subsidiaries' year end is December 31.

NOTE 2       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half (6 1/2) percent payable over three years. During January 1997, the balance of one of these notes amounting to $30,130 was written off as part of a severance package for one of its previous officer. As of March 31, 1997 the remaining note amounted to $57,834.

     The  remaining  balance,  amounting  to  $37,256,  represents  advances  to
affiliates  of  an  officer  and  other  related  parties.   Such  advances  are
non-interest bearing and are due on demand.

NOTE 3       -    DUE TO FACTOR

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $72,445 for the three months ended March 31, 1997. Nations has a continuing interest in Breaking Waves's inventory as collateral for the advances.

     NOTE 4 -COMMITMENTS AND CONTINGENCIES

     a) Lease commitments

     The Company and its subsidiaries' approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 1997 are as follows:

Year ended
December 31,
1997           $ 85,380
1998           119,157
1999           119,157
2000           90,282
2001           69,657
               $ 483,633

     Rent expense charged to operations for the three months ended March 31, 1997 amounted to approximately $34,000.



     b) License agreement

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three months ended March 31, 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $35,500.

     c)Concentration of risk

     Breaking Waves purchases the majority of it's inventory from one vendor in the Far East.

     d) Seasonality

     Breaking Waves's business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from June to November Breaking Waves engages in the process of designing and manufacturing the following seasons swimwear lines, during which time it incurs the majority of its expenses, with limited revenues.

     e)Co-production and property purchase agreements

     Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company, through is wholly owned subsidiary, D.L., acquired the rights to co-produce a motion picture and has agreed to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of March 31, 1997, the Company invested $1,452,750 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 in D.L. which has been recorded as a capital contribution.

     NOTE 5 -STOCKHOLDER'S EQUITY

     a)1996 Senior Management Incentive Plan

     Effective March 14, 1997, the Company granted 150,000 options to purchase shares of common stock pursuant to the Company's Incentive Plan. 100,000 options were granted to the Company's President and 50,000 options were granted to an officer.

     b)Cancellation of shares

     Effective January 10, 1997, upon the resignation of an officer of the Company, pursunt to a termination agreement 25,000 of the 50,000 shares originally issued to such officer under the Incentive Plan became immediately vested and the remaining 25,000 shares were returned to treasury.

     NOTE 6 - RELATED PARTIES TRANSACTIONS

     a)Redemption of Preferred Stock

     During January 1997, Breaking Waves redeemed 2,800 shares of its Series A preferred stock for a total of $280,000.

     ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

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

     On April 8, 1996, the Company formed a wholly owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L. was formed in the State of New York for the purpose of purchasing and producing the motion picture "Dirty Laundry". As of March 31, 1997, the Company has presented consolidated financial statements.

     Results Of Operations

     For the three months ended March 31, 1997 as compared to the three months ended March 31, 1996

     Since the Company was incorporated on December 1, 1995, and no operations incurred through March 31, 1996, no discussion is applicable for the three months ended March 31, 1996.

     From January 1, 1997, to March 31, 1997 the Company's subsidiary, Breaking Waves, generated sales amounting to $2,441,081 with cost of sales amounting to $1,465,799. Breaking Waves generated net income amounting to approximately $372,000. Of the total selling, general and administrative expenses amounting to $670,943, $414,279 were incurred by Breaking Waves with the remainder amounting to $256,664, incurred by the Company.

     The major components of the total selling, general and administrative expenses of the Company are composed of the following: $23,600 of consulting expenses paid to an officer of the Company; $55,209 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; $30,130 of officer's compensation by forgiveness of note receivable; and amortization of organization costs of $6,250. The remainder of expenses amounting to approximately $555,754 is composed of rent amounting to $34,000; officer's salaries of $89,016; other salaries and related payroll taxes amounting to approximately $97,170; legal and professional fees of $11,801; miscellaneous office expenses of $113,295; and miscellaneous selling expenses of $210,472.

     For the three months ended March 31, 1997, the Company reported a consolidated net income amounting to $127,379 after an estimated provision for income taxes amounting to approximately $69,827.

     Liquidity And Capital Resources

     At March 31, 1997, the Company has a consolidated working capital amounting to $4,551,016. It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur.

     Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings, which shares are 1/2 redeemable on each of January 1, 1997 and 1998 subject to legally available funds, at a redemption price of $100 per share on a pro rata basis. During January 1997, Breaking Waves redeemed 2,800 shares of its Series A preferred stock for a total of $280,000.

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $72,445 for the three months ended March 31, 1997. Nations has a continuing interest in Breaking Waves's inventory as collateral for the advances.

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three months ended March 31, 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $35,500.

     During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.

     During June 1996, pursuant to such plan the Company issued 50,000 shares to each of two officers of the Company. 50% of such shares issued vesting 12 months from the issuance date and the remaining 50% vesting 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000 which is being amortized as the shares vest. During January 1997, 25,000 of these shares were canceled and the vesting schedule for the remaining shares terminated whereby the shares became fully vested. For the three months ended March 31, 1997, $46,875 has been amortized as a compensation expense.

     During December 1996, the Company entered into an employment agreement with two of the officer's of Breaking Waves, whereby 5,000 shares each of common stock of the Company was issued as compensation for services. Accordingly, the Company recorded deferred compensation amounting to $25,000, which is being amortized as the shares vest. For the three months ended March 31, 1997, $8,334 has been amortized as compensation expenses.

     During March 1997, pursuant to the Senior Management Incentive Plan, the Company issued 100,000 options to the Company President and 50,000 options to an officer.

     As of March 31, 1997, the Company has invested $1,452,750 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 in D.L. which has been recorded as a capital contribution to the Company.

     For the three months ended March 31, 1997, the Company provided cash for operating activities amounting to $24,532. The major components of such use of cash was for the payment of amounts due Breaking Wave's factor of $1,320,604. The majority of cash for operating activities amounting to $1,127,468 was provided from sales of inventory. For the year ended March 31, 1997, the Company used $276,448 of cash which was primarily for the partial redemption of Breaking Wave's preferred stock, pursuant to the purchase agreement.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:  None

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information:  None

ITEM 6 - Exhibits and Reports on Form 8-K:

     In January  1997, a Form 8-K was filed  wherein the following was reported:
(i ) the resignation on January 10, 1997 of the Company's President, Chief Executive Officer, and Director, Robert Melillo; (ii) the election of Harold Rashbaum as President of the Company; and (iii) the election of Robert DiMilia as Vice President, Secretary, and Director of the Company.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Hollywood Productions, Inc.
                                                                    (Registrant)


Dated:   May 15, 1997                                /s/ Harold Rashbaum
                                                     Harold Rashbaum
                                                     President