Form 10QSB
period 1997-06-30
HOLLYWOOD PRODUCTIONS INC
filed 1997-08-13
CIK 1017535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
              ----------------------------------------------------

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

                14 East 60th Street, Ste 402, New York, NY 10022
              (Address of principal executive offices) (Zip Code)

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

     Common stock, par value $.001 per share: 6,092,500 shares outstanding as of June 30, 1997.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART I - FINANCIAL INFORMATION:

     ITEM 1 - FINANCIAL STATEMENTS

         Consolidated balance sheet at
          June 30, 1997  (unaudited) and December 31, 1996                                                1

         Consolidated statements of operations (unaudited)
          for the three months ended June 30, 1997 and 1996                                               2

         Consolidated statements of operations (unaudited)
          for the six months ended June 30, 1997 and 1996                                                 3

         Consolidated statements of stockholders' equity (unaudited)
          for the six months ended June 30, 1997                                                          4

         Consolidated statements of cash flows (unaudited)
          for the six months ended June 30, 1997 and 1996                                               5 - 6

     Notes to consolidated financial statements                                                         7 - 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                            10- 13

PART II - OTHER INFORMATION                                                                              14

     Signatures                                                                                          15

                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                                           (Unaudited)
                                                                           June 30, 1997  December 31, 1996
Current assets:
    Cash and cash equivalents ..........................................   $ 2,188,730    $ 2,717,629
    Accounts receivable ................................................        23,445         22,351
    Due from factor ....................................................       211,914           --
    Prepaid expenses ...................................................        76,171         86,698
    Inventory ..........................................................       120,640      1,815,526
    Film production and distribution costs .............................     1,649,658      1,518,639
    Deferred offering costs ............................................        47,743           --
    Advances to related parties ........................................       115,007        115,854
                                                                           -----------    -----------
         Total current assets ..........................................     4,433,308      6,276,697

Deferred compensation, net .............................................        68,054        209,722
Organizational costs, net ..............................................        87,500        100,000
Excess of cost over net assets acquired, net ...........................     1,011,069      1,046,545
Other assets ...........................................................        14,761         10,118
                                                                           -----------    -----------

Total assets ...........................................................   $ 5,614,692    $ 7,643,082
                                                                           ===========    ===========

                    LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
    Accounts payable ...................................................   $    30,325    $    61,788
    Accrued expenses ...................................................        39,167        103,194
    Due to factor ......................................................          --        1,434,686
    Income taxes payable ...............................................        51,335         35,279
    Deferred taxes payable .............................................        21,698         12,309
                                                                           -----------    -----------
         Total current liabilities .....................................       142,525      1,647,256
                                                                           -----------    -----------

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, 2,800 and 5,600 issued and outstanding, respectively,
     full liquidation value $280,000 and $560,000, respectively ........       280,000        560,000

Commitments and contingencies (Note 4) .................................          --             --

Stockholders= equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     6,092,500 and 6,117,500 shares issued and outstanding, respectively         6,093          6,118
    Additional paid-in capital .........................................     5,589,215      5,651,690
    Accumulated deficit ................................................      (403,141)      (221,982)
                                                                           -----------    -----------
         Total stockholders= equity ....................................     5,192,167      5,435,826
                                                                           -----------    -----------

Total liabilities and stockholders= equity .............................   $ 5,614,692    $ 7,643,082
                                                                           ===========    ===========

           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                 1997           1996
                                                               -------------    ------------


Net sales ..................................................   $   931,204    $      --

Cost of sales ..............................................       691,808           --
                                                               -----------    -----------

Gross profit ...............................................       239,396           --
                                                               -----------    -----------
Expenses:
    Selling, general and administrative expenses ...........       539,504         54,422
    Amortization of excess of costs over net assets acquired        17,738           --
                                                               -----------    -----------

Total expenses .............................................       557,242         54,422
                                                               -----------    -----------
Loss before interest expense
 and provision for income taxes ............................      (317,846)       (54,422)

Other income (expense):
    Interest and finance expense ...........................       (41,126)          (129)
    Interest income ........................................        20,384           --
                                                               -----------    -----------
         Total other income (expense) ......................       (20,742)          (129)
                                                               -----------    -----------
Loss before provision for
 income taxes ..............................................      (338,588)       (54,551)

Provision for income tax benefit ...........................        30,050           --
                                                               -----------    -----------

Net loss ...................................................   $  (308,538)    $  (54,551)

Loss per common equivalent shares:
    Net loss ...............................................   $      (.05)          (.01)
                                                               ===========    ===========

Weighted average number of
 common shares outstanding .................................     6,092,500      5,050,000
                                                               ===========    ===========

           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                 1997           1996

Net sales ..................................................   $ 3,372,285    $      --

Cost of sales ..............................................     2,157,607           --
                                                               -----------    -----------

Gross profit ...............................................     1,214,678           --
                                                               -----------    -----------

Expenses:
    Selling, general and administrative expenses ...........     1,210,447         54,422
    Amortization of excess of costs over net assets acquired        35,476           --
                                                               -----------    -----------

Total expenses .............................................     1,245,923         54,422
                                                               -----------    -----------

Loss before interest expense
 and provision for income taxes ............................       (31,245)       (54,422)

Other income (expense):
    Interest and finance expense ...........................      (164,125)          (129)
    Interest income ........................................        53,988           --
                                                               -----------    -----------
         Total other income (expense) ......................      (110,137)          (129)
                                                               -----------    -----------

Loss before provision for
 income taxes ..............................................      (141,382)       (54,551)

Provision for income taxes .................................        39,777           --
                                                               -----------    -----------

Net loss ...................................................   $  (181,159)     $ (54,551)

Loss per common equivalent shares:
    Net loss ...............................................   $      (.03)   $      (.01)
                                                               ===========    ===========

Weighted average number of
 common shares outstanding .................................     6,092,500      5,025,000
                                                               ===========    ===========

           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



                                                                        Additional                      Total
                                                Common Stock            Paid-in        Accumulated      Stockholders'
                                            Shares           Amount     Capital          Deficit        Equity

Balances at December 31, 1996               6,117,500        $6,118     $5,651,690    $(221,982)        $5,435,826

Cancellation of common stock
in connection with the Senior Management
Incentive Plan as consideration
for services rendered to the Company        (25,000)           (25)     (62,475)       -                 (62,500)

Net loss for the six months
 ended June 30, 1997                          -                -            -          (181,159)         (181,159)

Balances at June 30, 1997                  6,092,500        $6,093       $5,589,215    $(403,141)        $5,192,167


           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30

                                                                                                 1997                   1996
                                                                                          ------------------     -----------

Cash flows from operating activities:
    Net loss                                                                              $         (181,159)    $         (54,551)
Adjustments to reconcile net loss to
 net cash used by operating activities
    Amortization and depreciation                                                                    131,684                12,500
    Forgiveness of note receivable in lieu of compensation                                            30,130                   -
    Decrease (increase) in:
         Accounts receivable                                                                          (1,094)                  -
         Prepaid expenses                                                                             10,527                   -
         Inventory                                                                                 1,694,886                   -
         Film production costs                                                                      (131,019)           (1,134,490)
         Security deposits                                                                             4,300                   -
    Increase (decrease) in:
         Accounts payable                                                                            (31,463)               78,851
         Accrued expenses                                                                            (64,027)                  -
         Due to factor                                                                            (1,646,600)                  -
         Income taxes payable                                                                         25,445                   -
                                                                                          ------------------     ---------------
         Net cash used by operating activities                                                      (158,390)           (1,097,690)
                                                                                          ------------------     -----------------

Cash flows from investing activities:
    Acquisition of furniture and fixtures                                                            (13,483)
    Subsidiary=s redemption of preferred stock                                                      (280,000)                  -
                                                                                          ------------------     ---------------
         Net cash used for investing activities                                                     (293,483)                  -
                                                                                          ------------------     ---------------

Cash flows from financing activities:
    Advances to related parties                                                                      (33,450)               (8,429)
    Deferred offering costs                                                                          (47,743)             (156,371)
    Proceeds from advances to related parties                                                          4,167               183,000
    Proceeds from stock subscription receivable                                                          -               1,000,000
    Proceeds from capital contributions                                                                  -                 100,000
                                                                                          ------------------     -----------------
         Net cash (used for) provided by financing activities                                        (77,026)            1,118,200


Net (decrease) increase in cash                                                                     (528,899)               20,510

Cash, beginning of period                                                                          2,717,629                   -
                                                                                          ------------------     ---------------

Cash, end of period                                                                       $        2,188,730     $          20,510
                                                                                          ==================     =================

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest                                                                         $          122,014     $             -
                                                                                          ==================     ===============
         Income taxes                                                                     $            9,154     $             -

           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30


                                                                                                 1997                   1996
                                                                                          ------------------     -----------
Schedule of non-cash operating activities:
    In connection with the Senior Management Incentive Plan for services
     rendered to the Company, 150,000 options on common stock were issued                    $  -                  $        -
                                                                                              ======               ==========

    In connection  with the Senior  Management  Incentive  Plan,  25,000  shares originally issued as consideration for services
     rendered to the Company were canceled                                                   $(62,500)             $        -


    In connection  with the Senior  Management  Incentive Plan 125,000 shares of common stock issued as consideration for
     services rendered the Company                                                        $              -       $     312,500
                                                                                          ==================     =================

    In connection with the formation of the Company, 50,000
     shares of common stock were issued                                                   $              -       $     125,000


           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing motion pictures. The Company's and its subsidiaries' year end is December 31.

NOTE 2       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half (62) percent payable over three years. During January 1997, the balance of one of these notes amounting to $30,130 was written off as part of a severance package for one of its previous officers. As of June 30, 1997 the remaining note amounted to $56,167. The remaining balance, amounting to $58,840, represents advances to officers, shareholders and other related parties. Such advances are non-interest bearing and are due on demand.

NOTE 3       -    DUE TO FACTOR

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $49,569 and $122,014 for the three and six months ended June 30, 1997, respectively. Nations has a continuing interest in Breaking Waves's inventory as collateral for the advances. On June 30, 1997 Nations informed Breaking Waves that it was terminating its agreement with it as of August 30,1 997. Breaking Waves is currently negotiating a factoring agreement with another financing company, though no agreement has been executed.

NOTE 4       -    COMMITMENTS AND CONTINGENCIES

             a)   Lease   commitments  -  The  Company  and  its   subsidiaries=
                  approximate   future  minimum  rentals  under   non-cancelable
                  operating leases in effect on June 30, 1997 are as follows:

Year ended
December 31,
1997                $ 42,380
1998                119,157
1999                119,157
2000                90,282
2001                69,657
                    --------------

                    $ 440,633

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                  Rent expense charged to operations for the three and six months ended June 30, 1997 amounted to approximately $43,000 and $77,000, respectively.

             b)   License agreement

                  On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three and six months ended June 30, 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $35,500 and $71,000, respectively.

                  c)         Concentration of risk

                  Breaking Waves  purchases the majority of it's  inventory from one vendor in Indonesia. For the six months ended June 30, 1997, Breaking Waves purchased 100% of its merchandise from this vendor. Breaking Waves has one customer which comprised 18% of net sales for the six months ended June 30, 1997.

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

                  e)         Co-production and property purchase agreements

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

                  As of June 30, 1997, the Company invested $1,549,658 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 in D.L. which has been recorded as a capital contribution.

NOTE 5            -          STOCKHOLDER'S EQUITY

                  a) 1996 Senior Management Incentive Plan

                     Effective  March 14,  1997,  the  Company  granted  150,000 options to purchase shares of common stock pursuant to the Company=s Incentive Plan. 100,000 options were granted to the Company=s President and 50,000 options were granted to an officer.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                     b)      Cancellation of shares

                     Effective  January 10,  1997,  upon the  resignation  of an officer of the Company, 25,000 of the 50,000 shares originally issued to such officer under the Incentive Plan were caused to be immediately vested and the remaining 25,000 shares were returned to treasury.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

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

     On April 8, 1996, the Company formed a wholly owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L. was formed in the State of New York for the purpose of purchasing and producing the motion picture ADirty Laundry@. As of June 30, 1997, the Company has presented consolidated financial statements.

Results Of Operations

     For the three months ended June 30, 1997 as compared to the three months ended June 30, 1996

     From April 1, 1997, to June 30, 1997 the Company's subsidiary, Breaking Waves, generated sales amounting to $931,204 with cost of sales amounting to $691,808. Breaking Waves generated a net loss after an estimated provision for income tax benefit of approximately $17,000 amounting to approximately $122,000. Of the total selling, general and administrative expenses amounting to $539,504, $337,161 were incurred by Breaking Waves with the remainder amounting to $202,343, incurred by the Company.

     The major components of the total selling, general and administrative expenses of the Company are composed of the following: $22,100 of consulting expenses paid to an officer of the Company; $31,459 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; and amortization of organization costs of $6,250. The remainder of expenses amounting to approximately $479,695 is composed of rent amounting to $43,103; officer's salaries of $94,016; other salaries and related payroll taxes amounting to approximately $89,879; legal and professional fees of $58,066; miscellaneous office expenses of $106,802; and miscellaneous selling expenses of $87,829. For the three months ended June 30, 1997, the Company reported a consolidated net loss amounting to $308,538 after an estimated provision for income tax benefit amounting to approximately $30,050.

     For the six months ended June 30, 1997 as compared to the six months ended June 30, 1996

     From January 1, 1997, to June 30, 1997 the Company's subsidiary, Breaking Waves, generated sales amounting to $3,372,285 with cost of sales amounting to $2,157,607. Breaking Waves generated net income after an estimated provision for income taxes of $33,833 amounting to approximately $269,493. Of the total selling, general and administrative expenses amounting to $1,210,447, $751,439 were incurred by Breaking Waves with the remainder amounting to $459,008, incurred by the Company.

     The major components of the total selling, general and administrative expenses of the Company are composed of the following: $45,700 of consulting expenses paid to an officer of the Company; $86,668 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; $30,130 of officer=s compensation by forgiveness of note receivable; and amortization of organization costs of $12,500. The remainder of expenses amounting to approximately $1,035,449 is composed of rent amounting to $77,103; officer's salaries of $183,032; other salaries and related payroll taxes amounting to approximately $187,049; legal and professional fees of $69,867; miscellaneous office expenses of $220,097; and miscellaneous selling expenses of $298,301.

     For the six months ended June 30, 1997, the Company reported a consolidated net loss amounting to $181,159 after an estimated provision for income taxes amounting to approximately $39,777.

Liquidity And Capital Resources

     At June 30, 1997, the Company has a consolidated working capital amounting to $4,290,783 It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur.

     Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings, which shares are 2 redeemable on each of January 1, 1997 and 1998 subject to legally available funds, at a redemption price of $100 per share on a pro rata basis. During January 1997, Breaking Waves redeemed 2,800 shares of its Series A preferred stock for a total of $280,000.

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $72,445 and $122,014 for the three and six months ended June 30, 1997, respectively. Nations has a continuing interest in Breaking Waves's inventory as collateral for the advances. On June 30, 1997 Nations informed Breaking Waves that it was terminating its agreement with it as of August 30,1 997. Breaking Waves is currently negotiating a factoring agreement with another financing company, though no agreement has been executed.

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three and six months ended June 30, 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $35,500 and $71,000, respectively.

     During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company. During June 1996, pursuant to such plan the Company issued 50,000 shares to each of two officers of the Company. 50% of such shares issued vesting 12 months from the issuance date and the remaining 50% vesting 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000 which is being amortized as the shares vest. During January 1997, 25,000 of these shares were canceled and the vesting schedule for the remaining shares terminated whereby the shares became fully vested. For the three and six months ended June 30, 1997, $46,875 and $62,500, respectively has been amortized as a compensation expense.

     During December 1996, the Company entered into an employment agreement with two of the officer=s of Breaking Waves, whereby 5,000 shares each of common stock of the Company was issued as compensation for services. Accordingly, the Company recorded deferred compensation amounting to $25,000, which is being amortized as the shares vest. For the three and six months ended June 30, 1997, $8,334 and $16,668, respectively has been amortized as compensation expenses.

     During March 1997, pursuant to the Senior Management Incentive Plan, the Company issued 100,000 options to the Company President and 50,000 options to an officer. As of June 30, 1997, the Company has invested $1,549,658 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 in D.L. which has been recorded as a capital contribution to the Company.

     For the six months ended June 30, 1997 and 1996, the Company used cash for operating activities amounting to $158,390 and $1,097,690, respectively. The major components of such use of cash for the six months ended June 30, 1997 was for the payment of amounts due Breaking Wave=s factor of $1,646,600 and for the six months ended June 30, 1996, the major use of cash was $1,134,480 advanced to D.L. for production of the motion picture. The majority of cash provided for operating activities for the six months ended June 30, 1997 amounting to $1,694,886 was provided from sales of inventory. For the six months ended June 30, 1997, the Company used $293,483 of cash for investing and finance purposes which was primarily for the partial redemption of Breaking Wave=s preferred stock pursuant to the purchase agreement. For the six months ended June 30, 1996, $1,118,200 of cash was provided by financing activities, primarily from the collection of stock subscriptions receivable and the capital contribution by Rogue.

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


                                                     Hollywood Productions, Inc.
                                                                    (Registrant)


Dated:        August 12, 1997                        /s/ Harold Rashbaum
                                                     Harold Rashbaum
                                                     President