Form 10QSB
period 1997-09-30
HOLLYWOOD PRODUCTIONS INC
filed 1997-11-19
CIK 1017535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28690

                           Hollywood Productions, Inc.
             (Exact name of registrant as specified in its charter)

                               Delaware 13-3704059
  (State or Jurisdiction of Incorporation) (I.R.S. Employer Identification o.)

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

     Common stock, par value $.001 per share: 6,092,500 shares outstanding as of September 30, 1997.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





PART I - FINANCIAL INFORMATION:

     ITEM 1 - FINANCIAL STATEMENTS
         Consolidated balance sheets at
          September 30, 1997  (unaudited) and December 31, 1996                                           2

         Consolidated statements of operations (unaudited)
          for the three months ended September 30, 1997 and 1996                                          3

         Consolidated statements of operations (unaudited)
          for the nine months ended September 30, 1997 and 1996                                           4

         Consolidated statements of stockholders' equity (unaudited)
          for the nine months ended September 30, 1997                                                    5

         Consolidated statements of cash flows (unaudited)
          for the six months ended September 30, 1997 and 1996                                          6 - 7

     Notes to consolidated financial statements                                                        8 - 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                 11 - 14

PART II.          OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS                                                            15

Item 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS                                    15

Item 3.                    DEFAULTS UPON SENIOR SECURITIES                                              15

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          15

Item 5.                    OTHER INFORMATION                                                            15

Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                             15


                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                                           (Unaudited)
                                                                           September       December
                                                                           30, 1997        31, 1996
Current assets:
    Cash and cash equivalents ..........................................   $ 2,013,883    $ 2,717,629
    Accounts receivable                                                            312         22,351
    Prepaid expenses ...................................................        43,935         86,698
    Inventory ..........................................................     2,160,446      1,815,526
    Film production and distribution costs .............................     1,693,781      1,518,639
    Deferred offering costs ............................................        58,461           --
    Advances to related parties ........................................       105,266        115,854

         Total current assets ..........................................     6,076,084      6,276,697

Deferred compensation, net .............................................        46,875        209,722
Organizational costs, net ..............................................        81,250        100,000
Excess of cost over net assets acquired, net ...........................       993,331      1,046,545
Other assets ...........................................................        26,315         10,118

Total assets ...........................................................   $ 7,223,855    $ 7,643,082


                    LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
    Accounts payable ...................................................   $   578,768    $    61,788
    Accrued expenses ...................................................        13,375        103,194
    Due to factor ......................................................     1,539,324      1,434,686
    Income taxes payable ...............................................          --           35,279
    Deferred taxes payable .............................................        76,853         12,309

         Total current liabilities .....................................     2,208,320      1,647,256


Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, 2,800 and 5,600 issued and outstanding, respectively,
     full liquidation value $280,000 and $560,000, respectively ........       280,000        560,000

Commitments and contingencies (Note 4) .................................          --             --

Stockholders= equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     6,092,500 and 6,117,500 shares issued and outstanding, respectively         6,093          6,118
    Additional paid-in capital .........................................     5,589,215      5,651,690
    Accumulated deficit ................................................      (859,773)      (221,982)

         Total stockholders= equity ....................................     4,735,535      5,435,826


Total liabilities and stockholders= equity .............................   $ 7,223,855    $ 7,643,082


                                    _PAGE _3_

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                    1997         1996
Net sales ..................................................   $    48,207         $2,919

Cost of sales ..............................................        10,973           --
                                                                              -----------

Gross profit ...............................................        37,234          2,919
                                                                              -----------

Expenses:
    Selling, general and administrative expenses ...........       437,025         77,274
    Amortization of excess of costs over net assets acquired        17,738           --

Total expenses .............................................       454,763         77,274
                                                                              -----------

Loss before interest expense
 and provision for income taxes ............................      (417,529)       (74,355)

Other income (expense):
    Interest and finance expense ...........................       (29,426)          (692)
    Interest income ........................................        24,006           --
                                                                              -----------
         Total other income (expense) ......................        (5,420)          (692)
                                                               -----------    -----------

Loss before provision for
 income taxes ..............................................      (422,949)       (75,047)

Provision for income tax expense ...........................        33,683           --
                                                                              -----------

Net loss ...................................................   $  (456,632)      $(75,047)
                                                               ===========    ===========

Loss per common equivalent shares:
    Net loss ...............................................   $      (.07)          (.01)
                                                               ===========    ===========

Weighted average number of
 common shares outstanding .................................     6,092,500      5,075,500
                                                                              ===========

           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                     1997         1996

Net sales ..................................................  $  3,420,492        $2,919

Cost of sales ..............................................     2,168,580           --

Gross profit ...............................................     1,251,912          2,919

Expenses:
    Selling, general and administrative expenses ...........     1,647,472        160,536
    Amortization of excess of costs over net assets acquired        53,214           --

Total expenses .............................................     1,700,686        160,536

Loss before interest expense
 and provision for income taxes ............................      (448,774)      (157,617)

Other income (expense):
    Interest and finance expense ...........................      (193,551)          (692)
    Interest income ........................................        77,994           --
         Total other income (expense) ......................      (115,557)          (692)

Loss before provision for
 income taxes ..............................................      (564,331)      (158,309)

Provision for income taxes .................................        73,460           --

Net loss ................................................... $    (637,791)     $(158,309)

Loss per common equivalent shares:
    Net loss ............................................... $       (.10)      $    (.03)


Weighted average number of
 common shares outstanding .................................     6,092,500      5,028,932


           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)



                                                                           Additional                    Total
                                               Common Stock                Paid-in        Accumulated    Stockholders'
                                               Shares       Amount         Capital        Deficit        Equity

Balances at December 31, 1996 .................6,117,500    $     6,118    $ 5,651,690    $  (221,982)   $ 5,435,826

Cancellation of common stock in connection
 with the Senior Management  Incentive
 Plan as consideration for services rendered
 to the Company ............................... (25,000)           (25)       (62,475)          --          (62,500)

Net loss for the nine months
 ended September 30, 1997 .....................      --             --             --         (637,791)      (637,791)

Balances at September 30, 1997 ................6,092,500    $     6,093    $ 5,589,215    $  (859,773)   $ 4,735,535




           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                       1997          1996
                                                                                ----------------  ---------

Cash flows from operating activities:
    Net loss ...................................................................$    (637,791)     $(158,309)
Adjustments to reconcile net loss to
 net cash used by operating activities
    Amortization and depreciation ..............................................       176,907         18,750
    Issuance of common stock for services ......................................          --           18,750
    Forgiveness of note receivable in lieu of compensation .....................        30,130           --
    Deferred income taxes ......................................................        64,544           --
    Decrease (increase) in:
         Accounts receivable ...................................................        22,039           --
         Prepaid expenses ......................................................        42,763       (171,471)
         Inventory .............................................................      (344,920)    (1,499,158)
         Film production costs .................................................      (175,142)    (1,306,057)
         Other assets ..........................................................        (7,310)       (20,091)
    Increase (decrease) in:
         Accounts payable ......................................................       516,980         18,513
         Accrued expenses ......................................................       (89,819)        27,998
         Due to factor .........................................................       104,638      1,388,548
         Income taxes payable ..................................................       (35,279)          --
                                                                                   -----------    -----------
         Net cash used by operating activities .................................      (332,260)    (1,682,527)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Acquisition of other assets ................................................       (13,483)        (1,414)
    Subsidiary=s redemption of preferred stock .................................      (280,000)          --
                                                                                   -----------    -----------
         Net cash used for investing activities ................................      (293,483)        (1,414)
                                                                                   -----------    -----------

Cash flows from financing activities:
    Net advances to related parties ............................................       (19,542)          --
    Deferred offering costs ....................................................       (58,461)      (686,151)
    Proceeds from advances from related parties ................................          --          371,010
    Proceeds from issuance of common stock and warrants ........................          --        3,813,294
    Issuance of Series A preferred stock .......................................          --          560,000
    Proceeds from stock subscription receivable ................................          --        1,000,000
    Proceeds from capital contributions ........................................          --          100,000
                                                                                                  -----------
         Net cash (used for) provided by financing activities ..................       (78,003)     5,158,153
                                                                                   -----------    -----------

Net (decrease) increase in cash ................................................      (703,746)     3,474,212

Cash, beginning of period ......................................................     2,717,629           --
                                                                                   -----------

Cash, end of period ............................................................     2,013,883     $3,474,212

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest ..............................................................  $    129,819           $692

         Income taxes ..........................................................  $      23,650     $ -




           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                                   1997          1996
                                                                                          ----------------  ---------

Schedule of non-cash operating activities:
    In connection with the Senior Management Incentive Plan,
     25,000 shares originally issued as consideration for services
     rendered to the Company were canceled                                                $       (62,500)$ -
                                                                                          =============== ===

    In connection  with the Senior  Management  Incentive Plan 125,000 shares of common stock issued as consideration for
     services rendered the Company                                                        $            -  $ 312,500
                                                                                          =========================

    In connection with the formation of the Company, 50,000
     shares of common stock were issued                                                   $            -  $ 125,000
                                                                                          =========================

    In connection with consulting services rendered the Company,
     7,500 shares of common stock were issued                                             $            -  $ 18,750
                                                                                          ========================


           See notes to consolidated financial statements (unaudited)

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995.

     The Company's and its subsidiaries' year end is December 31.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company=s audited financial statements and footnotes thereto at December 31, 1996, included in the Company=s Annual Report Form 10K-SB, filed with the Securities and Exchange Commission.

NOTE 2       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half (61/2) percent payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was written off as part of a severance package for one of its previous officers. As of September 30, 1997 the remaining note amounted to $52,834.

     The remaining balance, amounting to $52,432, represents advances to officers, shareholders and other related parties. Such advances are non-interest bearing and are due on demand.

NOTE 3       -    DUE TO FACTOR

            a)    NationsBanc

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $14,453 and $136,467 for the three and nine months ended September 30, 1997, respectively. The agreement with Nations was terminated when Breaking Waves entered into a new agreement. (See Note 3(b)).





NOTE 3       -    DUE TO FACTOR (Cont=d)

            b)    Heller Financial

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. (AHeller@) to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charged at the rate of 1:% over prime. Interest charged to expense totaled approximately $8,078 and for the three months ended September 30, 1997. Heller has a continuing interest in Breaking Waves=s inventory as collateral for the advances.

NOTE 4       -    COMMITMENTS AND CONTINGENCIES

             a)   Lease commitments

     The Company and its subsidiaries= approximate future minimum rentals under non-cancelable operating leases in effect on September 30, 1997 are as follows:

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

                             Rent expense  charged to  operations  for the three
and nine months ended September 30, 1997 amounted to approximately $37,700 and $110,307, respectively.

                  b)         License agreement

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three and nine months ended September 30, 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $25,500 and $76,500, respectively.

                  c)         Concentration of risk

     Breaking Waves purchases the majority of it's inventory from one vendor in Indonesia. For the nine months ended September 30, 1997, Breaking Waves purchased 96% of its merchandise from this vendor. Breaking Waves has four customers which comprised 57% of net sales for the nine months ended September 30, 1997.

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Cont=d)

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

                             As of  September  30,  1997,  the Company  invested
$1,593,781 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 in D.L. which has been recorded as a capital contribution.


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

     On April 8, 1996, the Company formed a wholly owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L. was formed in the State of New York for the purpose of purchasing and producing the motion picture ADirty Laundry@. As of September 30, 1997, the Company has presented consolidated financial statements.

     RESULTS OF OPERATIONS

     For the three months ended September 30, 1997 as compared to the three months ended September 30, 1996

     From July 1, 1997, to September 30, 1997 the Company's subsidiary, Breaking Waves, generated sales amounting to $36,489 with cost of sales amounting to $10,973. Breaking Waves generated a net loss amounting to approximately $328,000 after an estimated provision for income tax expense of approximately $31,000. Of the total selling, general and administrative expenses amounting to $437,025, $300,913 were incurred by Breaking Waves with the remainder amounting to $136,112 incurred by the Company.

     The major components of the total selling, general and administrative expenses of the Company are composed of the following: $21,179 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; and amortization of organization costs of $6,250. The remainder of expenses amounting to approximately $409,596 is composed of rent amounting to $37,704; officer's salaries of $94,016; other salaries and related payroll taxes amounting to approximately $68,879; legal and professional fees of $14,988; miscellaneous office expenses of $80,844; and miscellaneous selling expenses of $113,165.

     For the three months ended September 30, 1997, the Company reported a consolidated net loss amounting to $456,632 after an estimated provision for income tax expense amounting to approximately $33,683.

     For the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996

     From January 1, 1997, to September 30, 1997 the Company's subsidiary, Breaking Waves, generated sales amounting to $3,408,774 with cost of sales amounting to $2,168,580. Breaking Waves generated a net loss after an estimated provision for income taxes and deferred income taxes of $64,544 amounting to approximately $58,276. Of the total selling, general and administrative expenses amounting to $1,647,472, $1,052,352 were incurred by Breaking Waves with the remainder amounting to $595,120 incurred by the Company.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont=d)

RESULTS OF OPERATIONS (Cont=d)

     For the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 (Cont=d)

     The major components of the total selling, general and administrative expenses of the Company are composed of the following: $55,700 of consulting expenses paid to an officer of the Company; $100,347 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; $30,130 of officer=s compensation by forgiveness of note receivable; and amortization of organization costs of $18,750. The remainder of expenses amounting to approximately $1,442,545 is composed of rent amounting to $114,807; officer's salaries of $277,048; other salaries and related payroll taxes amounting to approximately $255,564; legal and professional fees of $63,485, miscellaneous office expenses of $280,805; and miscellaneous selling expenses of $450,836.

     For the nine months ended September 30, 1997, the Company reported a consolidated net loss amounting to $637,791 after an estimated provision for income taxes amounting to approximately $73,460.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company has a consolidated working capital amounting to $3,867,764. It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur.

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

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Nations for credit approval prior to shipment, and pays Nations .75% of the gross amount of the receivables. Nations retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 13/4% over prime. Interest charged to expense totaled approximately $72,445 and $122,014 for the three and six months ended September 30, 1997, respectively. The agreement with Nations was terminated when Breaking Waves entered into a new agreement.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont=d)

     LIQUIDITY AND CAPITAL RESOURCES (Cont=d)

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. (AHeller@) to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproval receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charged at the rate of 1:% over prime. Interest charged to expense totaled approximately $8,078 for the three months ended September 30, 1997. Heller has a continuing interest in Breaking Waves=s inventory as collateral for the advances.

                  On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three and six months ended September 30, 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $25,000 and $76,500, respectively.

     During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company. During June 1996, pursuant to such plan the Company issued 50,000 shares to each of two officers of the Company. 50% of such shares issued vesting 12 months from the issuance date and the remaining 50% vesting 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000 which is being amortized as the shares vest. During January 1997, 25,000 of these shares were canceled and the vesting schedule for the remaining shares terminated whereby the shares became fully vested. For the three and nine months ended September 30, 1997, $15,625 and $78,125, respectively has been amortized as a compensation expense.

     During December 1996, the Company entered into an employment agreement with two of the officer=s of Breaking Waves, whereby 5,000 shares each of common stock of the Company was issued as compensation for services. Accordingly, the Company recorded deferred compensation amounting to $25,000, which is being amortized as the shares vest. For the three and six months ended September 30, 1997, $5,554 and $22,222, respectively has been amortized as compensation expenses.

     During March 1997, pursuant to the Senior Management Incentive Plan, the Company issued 100,000 options to the Company President and 50,000 options to an officer.

     As of September 30, 1997, the Company has invested $1,593,781 in D.L. for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000 in D.L. which has been recorded as a capital contribution to the Company.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont=d)

     LIQUIDITY AND CAPITAL RESOURCES (Cont=d)

     For the nine months ended September 30, 1997 and 1996, the Company used cash for operating activities amounting to $332,260 and $1,682,527, respectively. The major components of such use of cash for the nine months ended September 30, 1997 was for the increase in Breaking Wave=s inventory of $344,920 and the loss of $637,791 and for the nine months ended September 30, 1996, the major use of cash was $1,306,057 advanced to D.L. for production of the motion picture. The majority of cash provided for operating activities for the nine months ended September 30, 1997 amounting to $516,980 was provided from increases in accounts payable. For the nine months ended September 30, 1997, the Company used $293,483 of cash for investing purposes which was primarily for the partial redemption of Breaking Wave=s preferred stock pursuant to the purchase agreement. For the nine months ended September 30, 1996, $5,158,153 of cash was provided by financing activities, primarily from proceeds from the Company=s initial public offering, the collection of stock subscriptions receivable and the capital contribution.

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


                                                     Hollywood Productions, Inc.
                                                                    (Registrant)


Dated:            November 18, 1997                  /s/ Harold Rashbaum
                                                     Harold Rashbaum
                                                     President