Form 10KSB
period 1997-12-31
HOLLYWOOD PRODUCTIONS INC
filed 1998-04-10
CIK 1017535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                           HOLLYWOOD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                             11-3871821
(State or other jurisdiction of      (I.R.S. Employer
Incorporation or organization)       Identification No.)

         14 East 60th Street, Suite 402, New York, NY 10022 (Address of
                     principal executive offices) (Zip Code)

                                 (212) 688-9223
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the
                                    Act:
         Title of each class Name of each exchange on which registered
                                    NONE NONE

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

     The Registrant=s revenues for its fiscal year ended December 31, 1997 were $5,262,240. The aggregate market value of the voting stock on March 31, 1998 (consisting of Common Stock, par value $.001 per share) held by non-affiliates was approximately $3,138,235, based upon the closing price for such Common Stock on said date ($2.94), as reported by a market maker. On such date, there were 2,336,944 shares of Registrant's Common Stock outstanding.

PART I


ITEM 1.           DESCRIPTION OF BUSINESS

Business Development

     Hollywood Productions, Inc. (the "Company"), a Delaware corporation, was organized in December 1995. The Company was formed for the purpose of acquiring screenplays and producing independent motion pictures with budgets ranging between $1,000,000 and $3,000,000, using named talent. The Company acquired all the capital stock of Breaking Waves, Inc., a New York corporation ("Breaking Waves"), simultaneously with the closing of the Company=s initial public offering in September 1996. Unless the context otherwise requires, all references to the "Company" include its wholly owned subsidiary.

     In February 1998, the Company effected a one for three reverse stock split of the Company=s common stock, par value $.001 per share, (the ACommon Stock@). Accordingly, unless otherwise noted, all share and per share information contained in this annual report reflects retroactive application of this reverse split.

Initial Public Offering

     In September 1996, the Company consummated a public offering of 800,000 (pre-split) shares of its Common Stock and 1,600,000 warrants (the AWarrants@) at purchase prices of $5.00 per share and $.25 per warrant, respectively, through Euro-Atlantic Securities, Inc. ("Euro-Atlantic"). The Company received net proceeds of $3,813,294 from the offering.

     Included in the Company=s registration statement referenced above were 1,400,000 (pre-split) shares and 2,000,000 Warrants registered for resale by European Ventures Corp. (AEVC@), the majority stockholder of the Company. As of March 31, 1998, EVC held 1,200,350 (post-split) shares and 2,400 Warrants.

Acquisition of Breaking Waves, Inc.

     Pursuant to a stock purchase agreement, dated May 31, 1996 (the "Agreement") entered into between the Company and the stockholders of Breaking Waves, Inc., a New York corporation ("Breaking Waves"), the shareholders of Breaking Waves delivered to the Company all of the issued and outstanding shares of Breaking Waves= common stock for 50,000 shares of Common Stock in the Company. The consummation of the acquisition took place contemporaneously with the closing of the Company=s initial public offering.

     Pursuant to the terms of the Agreement, on the closing date of the acquisition, Breaking Waves performed a recapitalization and exchanged of all of its common stock for new common stock and for a series of Preferred Stock, (the ASeries A Preferred Stock@). For each share of Breaking Wave's common stock exchanged the holder received one share of new common stock and 28 shares of the Series A Preferred Stock. In connection therewith, Breaking Waves amended its certificate of incorporation to authorize 5,600 shares of Preferred Stock, designated as the Series A Preferred Stock. The shares of the Series A Preferred Stock have the right to redemption. On each of January 1, 1997 and 1998, Breaking Waves redeemed one half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100.00 per share. The Series A Preferred Stock had no dividend, conversion or voting rights, but shall had a preference on liquidation equal to $100 per share.

     Pursuant to the terms of the Agreement, the Company replaced the personal guarantees of the prior stockholders of Breaking Waves issued to NationsBanc Commercial Corp. (ANationsBanc@), in accordance with the Company's then line of credit. The Company replaced the guarantees with letters of credit secured by bank deposits. The Company contributed $100,000 of the proceeds to the capital of Breaking Waves and simultaneously therewith, Breaking Waves repaid loans made by Daniel Stone and Susan Stone in the aggregate amount of $100,000. Immediately preceding the consummation of the Acquisition, Breaking Waves distributed to its stockholders an amount equal to 45% of the net income before taxes of Breaking

Waves for the period from January 1, 1996 to the closing date. This was done in order to pay taxes owed by such stockholders, since Breaking Waves is a subchapter S corporation.

Film Business

General

     The Company anticipates that in general it will seek to acquire screenplays and produce motion pictures, which have budgets in the range of between $1,000,000 and $3,000,000. The Company may invest in the production of motion pictures where it does not receive total ownership of either the screenplay, the motion picture, or certain ancillary rights thereto. The Company acquired the rights to the screenplay "Dirty Laundry" (the AMotion Picture@), and formed D.L. Productions Inc. (AD.L. Productions ), as its production arm to produce the Motion Picture. The Company retains all distribution and ancillary rights to the screenplay and the Motion Picture.

Production of Motion Pictures

     The Company has been actively soliciting and reviewing screenplays for the production of motion pictures. The Company shall attempt to acquire the rights to screenplays for the production of motion pictures, which it anticipates either producing or co-producing. After the screenplay is acquired; a budget will be prepared; revisions to the screenplay made; the talent, production crews and all ancillary items required for the filming of the motion picture obtained; and a filming scheduled set. Once the filming of the motion picture is complete, the film will be edited, sound and special effects added, and a final print produced. Upon completion, the Company will arrange for private showings of the film, as well as other arrangements for the purpose of finding both foreign and domestic distribution for the film.

     The Company estimates that the production of each motion picture will take between 5 and 8 weeks to film, with an additional 14 weeks to edit and add sound and special effects. Upon completion of the print the Company estimates that it will take between 8 and 12 weeks to obtain a distributor for the film, if one is obtained and between 8 to 24 weeks thereafter until the film is released to the theaters or other distribution channels.

Distribution Methods; Billings

     Distribution of a film may be performed either by one of the motion picture studios, an independent distributor, or by the Company itself through an agent. The distributors or agent, in the event the Company self-distributes its films, have agreements with the theaters to provide the theaters with films to show the public. Most theaters have multiple screens and can show multiple movies at the same time. There is continuously a demand for new films. In negotiating with a distributor to sign on to a project, the Company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. For most high budget, top name talent pictures, there is a wide release of the film typically between 1,500 to 2,500 theaters nationwide. For films that the Company anticipates producing, including Dirty Laundry, the release may be done in platforming stages. Initially the film will be released at several theaters in one or two major markets, where advertising and marketing will be done. A screening will be held and critics invited to the film in anticipation of a review. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additionally markets and theaters.

     The Company anticipates that the films it produces will be distributed and shown at movie theaters. Once a film has been distributed throughout theaters in the United States, it may be distributed in markets throughout the world. In addition, the film may be further distributed through cable television including pay-per-view, premium channels and standard channels, public television, and through the sale and/or rental of videotapes. There are many avenues for the distribution of a film and the exploitation of all ancillary rights thereto. The Company may enter into agreements with different distributors for different markets or sell all the rights to one distributor. Revenues generated are distributed to all parties involved, including the distributor, the producers, the owners, and the talent pursuant to extensive formulas previously agreed upon.

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company plans to take all appropriate and reasonable measures to secure, protect, and maintain or obtain agreements from licenses to secure, protect, and maintain copyright protection for all of the motion pictures distributed by the Company under the laws of all applicable jurisdictions.

     The Company estimates that between 36 weeks and 58 weeks will elapse between the commencement of expenditures by the Company in the acquisition of a screenplay, the production of a motion picture, and the release of such film. Additionally, it is anticipated that no revenues will be received from the exploitation of such film for an additional period of between 24 and 36 weeks after release. Billing in the industry is done quarterly, therefore, the theaters pay the distributors on a quarterly basis and then the Company is paid the following quarter. However, in the event a distributor desires to distribute one of the Company's films, such distributor may either offer an initial payment to the Company against or in addition to future royalties or purchase the film outright.

Production of "Dirty Laundry" Film

     In March 1995, the Company entered into a property acquisition agreement (the "Purchase Agreement") and a co-production agreement (the "Production Agreement") with Rogue Features, Inc., an unaffiliated entity, to acquire the rights to and co-produce a motion picture of the screenplay entitled "Dirty Laundry". In April 1996, the Company formed D.L. Productions, a New York corporation, as a wholly owned subsidiary, for the purpose of producing and arranging for the distribution of Dirty Laundry. In addition the Company and Rogue entered into a right of first refusal agreement with respect to the two next products of Rogue and/or its principals.

     The Purchase Agreement conveyed all rights to the screenplay and the Motion Picture to Hollywood Production, Inc. In return, Rogue directed the Motion Picture and has the right to 25% of the profits of the Motion Picture as described in the co-production agreement. Rogue retained the right to produce a live comedy or musical after five years of the Motion Picture's release or upon the earlier approval of the Company. In addition, Michael Normand, a principal of Rogue, retained the right to produce a novel of the Motion Picture as long as the Company agrees to its compensation. The co-production agreement provided for the principals of Rogue to direct and retain creative control of the production of the film, with the Company retaining final approval.

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

     The next proceeds received by the Company after the talent had been paid $50,000 each and the co-producers have each received their investment back, shall be distributed as follows; (i) 5% of revenues to each of the stars up to a maximum of $250,000, at which time their distribution decreases to 2% thereafter; (ii) the Company and the co-producer shall each receive 25% and 35%, respectively, of each parties investment, from revenues generated, as payment of an investment premium for their financing of the Motion Picture; and (iii) all revenues above (i) and (ii) shall be first used to repay any distribution costs incurred and then distributed 2% to each of the two stars, with the remainder to the Company and the co-producer at the rate of 75% and 25%, respectively.

     The filming of the Motion Picture commenced in April 1996 and took approximately five weeks to complete. After completion of the filming of the Motion Picture the Company undertook the process of editing, adding sound, special effects, and music, which took an additional 20 weeks. Upon completion of the Motion Picture, the Company conducted private showings of the Motion Picture in order to obtain both a foreign and domestic distributor for the film.

     In November 1997, with the production of the movie complete, the Company effected the dissolution of D.L. Productions. The assets of D.L. Productions were transferred to the Company, and the Company took over the marketing of the Motion Picture.

     After having viewed the Motion Picture in the private showings offered by the Company, several entities have expressed an interest in obtaining domestic distribution rights in the Motion Picture. The Company is currently involved in negotiations with these entities. However, the Company has not entered into any agreements or arrangements. The Company is also considering self-distribution of the Motion Picture in the domestic market. In April 1997, the Company=s foreign sales agent, Trident Releasing, Inc., entered into a license agreement with TaurusFilm GmbH & Co. for the German language version of the Motion Picture. Gross receipts from this agreement were $150,000.

     The Motion Picture is a romantic comedy which was shot in the New York tri-state area, stars Jay Thomas as Joey Green, a dry cleaner going through a mid-life crises and Tess Harper as his wife, Beth, of 15 years, who is a sex advice columnist for a woman's magazine. Mr. Thomas has most recently co-starred in the motion picture "Mr. Holland's Opus" is known for his television work in "Love & War", "Cheers", "Murphy Brown" and "Mork & Mindy". Ms. Harper earned a Golden Globe nomination for her performance in the film "Tender Mercies" and an Oscar nomination for her role in the film "Crimes of the Heart". Joey owns a dry cleaning business, which is doing poorly and is convinced that he is aging prematurely. Do to their lack of intimacy, Beth tells Joey to seek counseling, which he does unbeknownst to Beth, who herself has become attracted to her chiropractor. Throughout the Motion Picture there are a variety of bizarre mishaps, which occur, causing the couple to go from separation to back in love.

Option to purchase "Cyclone" Film

     In June 1997, the Company entered into an option agreement to purchase the screenplay "Cyclone" written by Frank Tumminia. Cyclone is a stylized mystery involving the Russian crime syndicate and the theft and sale of human organs, set in Brooklyn and Long Island. The Company has engaged John Andrew Gallagher to collaborate with Mr. Tumminia on a re-write of the screenplay. In addition, the Company has contacted film director Armand Mastroianni. Mr. Mastroianni who has orally agreed to direct Cyclone, subject to his availability, and to seek named talent for the film. The option to purchase the screenplay expires in June 1998.

Regulations

     The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for viewing of motion pictures. The Company will follow the practice of submitting most of its motion pictures for such ratings. However, the Company may review this policy from time to time.

     United Stated television stations and networks, as well as foreign governments, impose restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance that current and future restrictions on motion pictures released by the Company will not limit or affect the Company's ability to exhibit such motion pictures.

Competition in the Film Industry.

     The Company is and will continue to be in competition with other institutions which produce, distribute and exploit and finance films, some of which have substantial financial and personnel resources, which are greater with and more extensive than the Company's. These institutions include the major film studios, including Disney, Universal, MGM, and Sony as well as the television networks. There is substantial competition in the industry for a limited number of producers, directors, actors, and properties, which are able to attract major distribution in all media and all markets throughout the world.

     The motion picture business is highly competitive and extremely high profile in terms of name recognition, with relatively insignificant barriers to entry and with numerous firms competing for the same directors, producers, actors/actresses, distributors, and theaters, among other items. There is intense competition within the film industry for exhibition times at theaters, as well as for distribution in other media, and for the attention of the movie-going public and other viewing audiences. Competition for distribution in other media is as intense as the competition for theatrical distribution and not all films are licensed in other media. There are numerous production companies and numerous motion pictures produced, all of which are seeking full distribution and exploitation. Despite the increase in the number of films, a small number of films, which receive widespread consumer acceptance, account for a large percentage of total box office receipts.

Swimwear Business

General

     The Company is a designer, manufacturer and distributor of girl=s swimwear sold throughout the United States. In addition to swimwear, the Company also makes beach cover ups and accessories to coordinate with its swimwear. Swimwear is made in children's sizes from 2-16 and pre-teen sizes. Beginning in July 1998, the Company will begin selling boy=s and men=s swimwear, wet suits, cover-ups, and jackets, under its newly licensed AJet Ski@ line.

     The Company  markets  swimwear  under its private brand  labels,  including
"Breaking Waves," "All Waves," "Making Waves," and "Small Waves". Under its license agreement with Beach Patrol, Inc. (ABeach@), markets and manufactures a line of swimwear under the name "Daffy Waterwear." Under its license agreement with Kawasaki Motors Corp., USA (AKawasaki@), the company is manufacturing a line of swimwear for initial release in July 1998 under the name "Jet Ski@. With the AJet Ski@ line, the Company will be expanding into the production of swimwear for boys and men.

Products and Design

     Through the Company=s wholly owned subsidiary, Breaking Waves, the Company designs, manufactures, and sells both private-label and name brand girls swimwear and accessories. The designs are sent to a clothing manufacturer in Korea for prototyping, and the knitting and printing of fabrics, thereafter they are sent to Indonesia for sewing. Finished goods are then shipped to a public warehouse in the City of Industry, California. The Company has found that this process is the most cost-effective means of operating its business. The Company anticipates continuing its operations in this manner in the future, though the Company may use other manufacturers and suppliers in the future in different countries.

     The Company has an office in Miami, Florida where it designs its swimwear lines and accessory items. Prints and styles are developed for each line. Each season approximately 20-25 prints and fabrics are developed for the "Breaking Waves" line, and 15-18 prints and fabrics are developed for the "All Waves" line, which lines comprised approximately 33% and 17% of the Company volume for the year ended December 31, 1997. The Company has a licensing agreement with Beach which gives Breaking Waves access to the complete "Daffy" woman's line, which line comprised approximately 33% of the Company's sales for the year ended December 31, 1997. The Company select prints and styles from this line that they feel are appropriate for the children=s market and produces such line under its "Daffy's Waterwear" label. Anywhere from 12-16 prints and styles are usually marketed under the Daffy Waterwear label. The Company is under no obligation to adapt all or any of the prints and styles used in the "Daffy" woman=s line. Of each fabric or prints chosen, the Company usually manufacturers two swimsuits, a one-piece model and a two-piece model.

     The Company produces swimwear in basically two blended fabrics, one is a blend of nylon and lycra spandex ("NL"), and the other a blend of cotton, polyester and lycra spandex ("CPL"). Each product line manufactured by the Company uses different designs and emphasizes different fabric blends.

Supplies and Inventory

     The swimwear designs are sent to a manufacturer in Korea where prototype samples of the designs and prints are delivered to the Company for approval. The Company typically approves between 35-50 prints and fabrics for all its lines. Once the lines are approved, the manufacturer in Korea knits and the fabrics. The fabrics are then sent to a company in Indonesia for sewing. Approximately 95% and 19% of its piece goods are purchased from one manufacturer in Korea, Zone Company, Ltd., and approximately 95% and 71% of the sewing is performed by one Company in Indonesia, P.T. Kizone International, Inc., for the years ended December 31, 1996 and 1997, respectively. Although the management of Breaking Waves is of the opinion that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufactures for such piece goods on similar terms and prices, there can be no assurances that management is correct in such belief. The unavailability of fabrics or the sewing thereof at current prices could adversely affect the operations of the Company.

     Since the Company purchases finished garments from overseas contractors, it doesn't buy or maintain an inventory of any sub-materials. The Company has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. The Company's inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Financing Arrangements

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc to sell their interest in all present and future receivables without recourse. Breaking Waves submitted all sales orders to NationsBanc for credit approval prior to shipment, and paid NationsBanc .75% of the gross amount of the receivables. NationsBanc retained from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves took advances of up to 85% of the purchase price on the receivables, with interest charged at the rate of 1 3/4% over prime. Interest expense charges totaled approximately $67,173 from September 24, 1996, date of acquisition to December 31, 1996. For the year ended December 31, 1997 interest expense amounted to $156,785. In August 1997 the Company terminated its financing with Nationsbanc and entered into a Factoring and Revolving Inventory Loan and Security Agreement with Heller Financial, Inc. (AHeller@).

     Heller has agreed to (i) purchase all of Breaking Waves accounts receivables; (ii) provide advances against such accounts receivables; (iii) provide a revolving loan; and (iv) guaranty letters of credit in excess of $1,500,000 as well as provide certain other services. The Company is a guarantor of the obligations of Breaking Waves to Heller. The Company maintains a letter of credit with a financial institution in support of and as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,500,000 on deposit as collateral for such letter of credit. Breaking Waves may take advances of up to 85% of the purchase price of eligible accounts receivable. At the time Heller purchases each receivable, it charges Breaking Waves a factoring commission of 1%, but in no event less than $3.00 per invoice. In addition to advances, Heller will make revolving loans to Breaking Waves upon Breaking Waves= request, up to 50% of eligible inventory.

     Breaking Waves will pay Heller interest on the daily balance of outstanding advances and revolving loans at the Base Rate. ABase Rate@ means a variable rate of interest per annum equal to the higher of (a) the rate of interest from time to time published by the Board of Governors of the Federal Reserve System as the ABank Prime Loan@ rate in Federal Reserve Statistical Release H.15 (519) entitled ASelected Interest Rates@ or any successor publication of the Federal Reserve System reporting the Bank Prime Loan rate or its equivalent, or (b) the Federal Funds effective rate. The interest expense totaled approximately $67,611 from August 1997 to December 31, 1997.

Marketing and Sales

     The "Daffy" label is sold to department and specialty stores. The "Breaking Waves" label is also distributed through better department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups. For the year ended December 31, 1997, the "Breaking Waves" label accounted from approximately 33% of the Company's volume, the "All Waves" label 17%, the "Daffy" label 33%, and private labels 17%.

     The Company sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. The Company's customers include the Dillard and Federated department store groups, as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx and Marshalls. For the years ended December 31, 1997 and 1996, Breaking Waves has two customers which comprise 36% and 12%, and 16% and 12% of net sales, respectively. Some of the Company's customers, including large retail department store chains, have recently experienced financial difficulties and some have filed for protection under the federal bankruptcy laws. The Company is unable to predict what effect, if any, the financial difficulties encountered by such retailers and other customers will have on the Company's future business.

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

     In addition to its in-house sales and showroom personnel, approximately twenty independent sales representatives throughout the United States sell the Company=s lines. These representatives service department stores and smaller specialty retailers. Separate independent representatives sell the ADaffy Waterwear@ line. None of these representatives are under contract to the Company, nor do they receive a salary from the Company. They are paid a commission based upon their sales. In addition to showroom sales and sales representatives calling on customers, the Company exhibits its products at major trade shows. End of season and discontinued merchandise is sold to off-price stores.

Work in Progress

     The Company manufactures its lines during the months of June to December based on the Company's knowledge of the market and past sales histories. Customer orders start arriving in June and July. Goods are reordered by customers on a continual basis through the following June. The quantity of open purchase orders at any date may be affected by, among other things, the timing and recording of orders. The Company does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error.

     The major design work takes place from January to May. Goods are manufactured, printed and sewn overseas from June to December. Finished garments are shipped from the factory to a public warehouse in Los Angeles for shipments to retailers. The majority of shipments to retailers occur from November to May, with January through March being the peak shipping time.

Trademarks and Licensing; New Product Line

     The Company relies on common law trademarks for use of its private label swimwear lines. In addition, the Company has entered into a licensing agreement with Beach to use the trademark "Daffy's Waterwear." Beach supplies prints and designs used under this agreement for the Daffy's woman=s line. Pursuant to the licensing agreement the Company has the right to use those designs for a children=s line under the Daffy's Waterwear label. The license agreement commenced January 1, 1996 is for an initial period of 30 months, broken up into an initial six month period with two additional 12 month periods. the last of which expires on June 30, 1998. In addition, the Company has the right to extend the agreement for three additional one year periods, the last of which expires on June 30, 2001. The Company shall pay to Beach the greater of 5% of net sales or the minimum trademark royalty fee. The minimum fee is $75,000 for the first six month term and increases each year to $200,000; in the event the Company exercises all extensions.

     The Company has also entered into a licensing agreement with Kawasaki to use the trademark "Jet Ski" for a line of girl=s, boy=s and men=s swimwear. AJet Ski@ is the brand name used for all of Kawasaki=s personal watercraft though out the world. The license agreement commenced July 1, 1997 and shall continue through May 31, 1999. In addition, the Company has the right to extend the agreement for an additional one year period. Under the terms of the agreement, the Company shall pay to Kawasaki 5% of the net sales price of the goods sold under this line.

     The Company has registered trademarks for ABreaking Waves,@ AAll Waves,@ and ASmall Waves.@ There can be no assurance that such trademarks or marks licensed by the Company will be adequately protect against infringement. In addition, there can be no assurance that the Company will not be found to be infringing on another company's trademark. In the event the Company finds another party infringing upon one of its trademarks, if registered, or is found by another company to be infringing upon such company's trademark, there can be no assurances that the Company will have the financial means to litigate such matters.

     On October 31,1996, Breaking Waves entered into a license agreement with North-South Books, Inc. for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expires March 1, 1999. The Company recorded $0 and $355 royalties under this agreement during the years ended December 31, 1996 and 1997, respectively.

Competition

     There is intense competition in the swimwear apparel industry in which the Company participates. The Company competes with many other manufacturers in these markets, many of which are larger and have greater resources than the company. Major competitors in the swimwear industry include "Ocean Pacific," "Gottex," and "Speedo." Also department store and retailer have their own private label programs, which are the major competition in the mass merchant business.

     The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local, regional, and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing capabilities than the Company. In addition, many large retailers have recently commenced sales of "store brand" garments, which compete with those sold by the Company. Management believes that the Company's market share is not significant in its product lines.

     The Company recent expansion into the boy=s and men=s swimwear industries, through their AJet Ski@ line, represents an entry into a sector of the swimwear industry in which the Company has not previously entered. The Company believes that the men=s swimwear industry is similar to the girl=s and women=s industries in many respects, however, there may be significant differences of which the Company is not aware. Although the Company plans on hiring sales personnel with experience in selling men=s swimwear and products which relate to water sports, there can be no assurance that the Company will be successful in entering this new product sector. Additionally, the Company=s use of a nationally recognized tradename like AJet Ski@ represents an entry into a new type of marketing with which the Company has no experience and which may produce unforeseen risks. There are many major brands that now sell products that relate to water sports, such as ANike,@ AQuicksilver,@ AAddidas,@ ABody Glove,@ and APol Sport.@ Most of these manufacturers are well established with the customers targeted by the Company for its AJet Ski@ line, such as sporting good stores, surf shops, and outlets which sell AJet Ski@ watercrafts.

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department stores and national retail clothing chains to jointly advertise and market their products. Since the Company does little advertising and has no agreement with any department store or national retail chain to advertise any of its products, the Company competes with companies that have brand names that are well known to the public. It can be expected that a retail shopper will buy a garment from a "brand name" entity before that of an unknown entity, if all other factors are equal. Seasonality

     The Company believes that its business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from January to November the Company engages in the process of designing and manufacturing the following season=s swimwear lines. There can be no assurances that revenues received during December to June will support the Company's operations for the rest of the year.

Employees

     Hollywood Productions, Inc. has two executive officers who oversee its operations and thato of its subsidiary, one administrative assistant and no other employees. Most screenwriters, performers, directors and technical personnel who will be involved in the films are members of guilds or unions, which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films, resulting in increased production costs and delayed return of investments. Breaking Waves has three executive officers, including two vice-presidents in charge of design, merchandising, marketing, and sales, as well as one administrative assistant. Breaking Waves has approximately 20 independent road sales people and accounting and clerical staff.

Business Risks

     The Company anticipates that the motion pictures it produces will cost between $1,000,000 and $3,000,000, depending on the film. The likelihood of the success of each film and the Company's ability to stay on budget and on schedule for each film must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the production of a motion picture. Due to unforeseen problems and delays including illness, weather, technical difficulty and human error, most films go over budget. In addition, the lack of experience of management in this industry, the limited operating history and capital of the Company, and the competitive environment in which the Company operates, may cause increased expenses due to mistakes and delays in the production of the films.

     The success of a film in theatrical distribution, television, home video and other ancillary markets is dependent upon public taste, which is unpredictable and susceptible to change. The number and popularity of other films then being distributed may also significantly affect the theatrical success of a film. Accordingly, it is impossible for anyone to predict accurately the success of any film at the time it enters production. The production of a motion picture requires the expenditure of funds based largely on a pre-production evaluation of the commercial potential of the proposed project.

     The apparel industry is a cyclical industry, with consumer purchases of swimwear, accessory items, and related goods tending to decline during recessionary periods when disposable income is low. Accordingly, a prolonged recession would in all likelihood have an adverse effect on the operations of the Company. Some of the Company's customers, including large retail department store chains, have recently experienced financial difficulties and some have filed for protection under Chapter XI of the federal bankruptcy laws. The Company is unable to predict what effect, if any, the financial difficulties encountered by such retailers and other customers will have on the Company's future business. Additionally, the Company operates in only one segment of the apparel industry, specifically swimwear and is therefore dependent on the demand for such goods. Decreases in the demand for swimwear products would have a material adverse affect on the Company's business.

     The Company believes that its success in the swimwear industry depends in substantial part on its ability to anticipate, gauge, and respond to changing consumer demands and fashion trends in a timely manner. The Company designs its swimwear lines during the months from January to March each year for delivery of products between November and May of the following year. The Company is anticipating in advance consumer preferences for the following year. There can be no assurance, however, that the Company will be successful in this regard. If the Company misjudges the market for any of its products, it may be faced with unsold finished goods, inventory, and work in process, which could have an adverse effect on the Company's operations

ITEM 2.               DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 14 East 60th Street, Suite 402, New York, New York 10022, (212) 688-9223. The Company entered into a Lease Agreement for approximately 1,800 square feet. The lease term is for a period of five years with an option by the Company to terminate after three years, with a current annual rental payment of approximately $68,000. Breaking Waves has its executive offices and showroom located at 112 West 34th Street, New York, New York, which combined was approximately 1,000 square feet. In January 1998, Breaking Waves expanded its lease at this address to encompass an aggregate of 2,000 square feet. The extra square footage is being used as a new showroom for the AJet Ski@ line. The lease is for a term of seven years until December 2004 at a current annual rental payment of $71,600. Breaking Waves has a design office in Miami, Florida located at 8410 N.W. 53rd Terrace, where it rents approximately 778 square feet at an annual fee of $9,336.


ITEM 3.               LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 28, 1998, the Company held a special meeting during which it proposed to elect four Directors to the Board and to authorize a reverse split of the Company's outstanding shares of Common Stock on a 1 for 3 basis. The reverse split proposal was adopted, and the following were elected Directors of the Board for a term of one year: Harold Rashbaum, Robert DiMilia, Alain A. Le Guillou, and James Frakes.

     The results of the proposal to elect four (4) Directors to the Company's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified are as follows:


                                                              Votes Cast
                                                              For                                   Abstentions

         Harold Rashbaum                                      5,762,907                             500
         Robert DiMilia                                       5,762,907                             500
         Alain A. Le Guillou                                  5,762,907                             500
         James B. Frakes                                      5,762,907                             500

     The results of the proposal to authorize a reverse split of the Company's outstanding shares of Common Stock on a 1 for 3 basis, are as follows:


                           Votes Cast                 Votes Cast
                           For                        Against                      Abstentions

                           5,762,907                  500                          0

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low sale prices as reported by a market maker for the Company's Common Stock and Warrants, during the period from September 23, 1996 through March 18, 1998. Sale prices reflect prices between dealers, do not include resale mark-ups, markdowns or other fees or commissions.

                                       Common Stock                                     Warrants
Calendar Period                             Low               High              Low         High

09/23/96 - 12/31/96                         6                 11 3/8            3 1/4       6 3/4
01/01/97 - 03/31/97                         3 1/4             8 1/8             1           5 1/2
04/01/97 - 06/30/97                         1 1/16            5                   1/8       1 1/2
07/01/97 - 09/30/97                         1                 1 7/8               3/8       1 1/16
10/01/97 - 12/31/97                            5/16           1 7/8               1/8         5/8
01/01/98 - 03/31/98 (1)                        7/32           3 3/16              1/32        7/32
----------------

     The above prices reflect the price per pre-split shares through February 4, 1998. The Company=s one for three reverse stock split became effective on February 5, 1998, and accordingly the above table reflects the price for post-split shares commencing on that date.

     Each Warrant entitled the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company=s Common Stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split. The new terms provided that three Warrants would entitle the holder to purchase one share of Common Stock at the exercise price of $9.00.

     As of March 31, 1998 the number of post reverse split shares of Common Stock outstanding of the Company was 2,336,944.

     Euro-Atlantic Securities, Inc., the underwriter of the Company's public offering, was a dominant influence in the market for the Company's securities until February 1997. In February 1997, Euro-Atlantic=s clearing firm, WS Clearing Corp., ceased operations, which froze all the accounts of Euro-Atlantic, including its client=s accounts and firm trading account. Euro-Atlantic ceased operations immediately thereafter. The market for the Company's securities have been significantly affected and may continue to be affected by the loss of Euro-Atlantic's participation in the market. The loss of Euro-Atlantic's market making activities of the Company's securities has decreased significantly the liquidity of an investment in such securities.

     The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its board of directors, based upon its future earnings, if any, financial condition, capital requirements, and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

ITEM 6.           MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS

     Hollywood Productions, Inc. was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing motion pictures. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves. Breaking Waves designs, manufactures, and distributes a line of private label swimwear.

     On April 8, 1996, the Company formed a wholly owned subsidiary named D.L. Productions. D.L. Productions was formed in the State of New York for the purpose of purchasing and producing the motion picture ADirty Laundry@. As of December 31, 1997, the motion picture Dirty Laundry was completed and all of D.L. Production=s assets and liabilities were effectively merged into the Company. Accordingly, as of November 30, 1997 D.L. Productions was dissolved. The financial information,as well as share and per share information, give retroactive effect to a 1 for 3 reverse stock split effectuated during February 1998.

Year ended December 31, 1997 as compared to the year ended December 31, 1996

         The consolidated financial statements at December 31, 1997 and 1996 include the accounts of the Company and its wholly owned subsidiary, Breaking Waves, after elimination of all significant intercompany transactions and accounts. Additionally, purchase accounting requires the elimination of all operating transactions of the acquired subsidiary from the inception of its fiscal year to the date of acquisition. Hence, the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 1996 reflects the transactions of the subsidiary, Breaking Waves, for the period from September 24, 1996, the acquisition date, to December 31, 1996. If the operating transactions from January 1, 1996 to September 24, 1996 were included in the December 31, 1996 consolidated statement of operations; the effect by major components would be as follows:

                                                                    Increase
Net sales ................................................          $ 3,596,982
Cost and expenses:
     Cost of sales .......................................            2,401,586
     Operating and interest expense ......................            1,221,040

Net Loss .................................................          $   (25,644)
                                                                    ===========

         For the year ended December 31, 1997, the Company=s subsidiary, Breaking Waves, generated net sales of $5,262,240 with a cost of sales amounting to $3,222,478. From September 24, 1996 (the date the Company acquired Breaking Waves) to December 31, 1996 Breaking Waves generated sales amounting to $1,217,152, with cost of sales amounting to $667,722. Breaking Waves generated operating profit amounting to $638,851 for the year ended December 31, 1997 and $294,908 for the period September 24, 1996 to December 31, 1996. Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expenses, and income taxes. The gross profit for the year ended December 31, 1997 amounted to $2,045,898 or 39%, as compared to the year ended December 31, 1996 which amounted to $549,430 or 45%. Breaking Wave=s gross profit for 1996 represents only the sales and related costs from September 24, 1996 (date of acquisition) to December 31, 1996. This period represents a portion of Breaking Waves peak season as far as sales are concerned and accordingly, the products are sold at a higher gross profit. When comparing the full year of 1996 to the full year 1997, the difference in gross profit is an increase of 2% for 1997 over 1996. Of the total selling, general and administrative expenses during the year ended December 31, 1997 amounting to $2,193,495, $1,400,911 were incurred by Breaking Waves, with the remainder amounting to $792,584, incurred by the Company, and of the total selling, general and administrative expenses during the year ended December 31, 1996 amounting to $668,697, $246,654 were incurred by Breaking Waves, with the remainder amounting to $422,043, incurred by the Company. Accordingly, Breaking Waves= income before income taxes amounts to $341,148 and $201, 814, for the years ended December 31, 1997 and 1996, respectively.

         The major components of the Company=s general and administrative expenses during the year ended December 31, 1997 are composed of the following:
$78,500 of consulting paid to affiliates, $367,216 of officer salaries, $118,056 of officers salaries paid in stock, $352,074 of payroll, related taxes and benefits, $188,460 of warehousing costs, $111,000 of royalties, $151,679 of rent, $107,200 of consulting, $97,099 of legal and professional fees, $186,760 of miscellaneous selling and design expenses, and $435,451 of other general and corporate administrative expenses.

         The major components of the Company=s general and administrative expenses during the year ended December 31, 1996 are composed of the following:
$58,750 of consulting expenses paid to an officer of the Company whereby $40,000 was paid in cash with the remainder in 2,500 shares of common stock at $2.50 per share; $62,500 of consulting expenses paid to two officers of the Company paid in the form of 33,333 shares of common stock which vest on June 30, 1997 and 1998; and amortization of organization costs and acquisition costs of $25,000. The remainder of expenses amounting to approximately $264,774 is composed of rent amounting to $15,666, officer's salaries and related payroll taxes amounting to approximately $105,670, legal and professional fees of $85,537, and other general corporate overhead amounting to $57,901.

         For the years ended December 31, 1997 and 1996, the Company reported consolidated losses amounting to $423,467 and $221,982, respectively.

Liquidity and Capital Resources

     On September 24, 1996, the Company successfully completed its public offering. As a result, the Company sold 800,000 pre-split shares and 1,840,000 Warrants (pre-split) of which 240,000 Warrants were sold pursuant to the underwriter's over-allotment option. The Company yielded total net proceeds of $3,813,294 after deducting underwriter selling expenses and non-accountable expense allowance. Simultaneously with the offering, the Company charged all deferred offering costs incurred to additional paid-in capital, which totaled $996,182.

     At December 31, 1997 and 1996, the Company has a working capital amounting to $2,263,109 and $4,629,441, respectively. The Company received $195,000 pursuant to a private placement transaction during February 1998 by selling shares of common stock.

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc to sell their interest in all present and future receivables without recourse. Interest expense in connection with such financing arrangement amounted to approximately $156,785 for the year ended December 31, 1997. Effective on or about August 20, 1997, such financing agreement was cancelled and replaced with factoring and revolving inventory loan and security agreement with Heller to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1 3/4% over prime. Interest charged to expense totaled approximately $67,611 from August 1997 to December 31, 1997. Heller has a continuing interest in Breaking Waves=s inventory as collateral for the advances. As of December 31, 1997, the net advances to Breaking Waves from the factors amounted to $1,750,894. The Company maintains a letter of credit with a financial institution in support of and as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,500,000 on deposit as collateral for such letter of credit.

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach for the exclusive use of certain trademarks in the United States. The agreement expires June 30, 1998 with options to extend to June 30, 2001. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options. The Company recorded royalties and advertising under this agreement totaling $25,500 and $111,000 during the years ended December 31, 1996 and 1997, respectively.

     On October 31,1996, Breaking Waves entered into a license agreement with North-South Books, Inc. for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expires March 1, 1999. The Company recorded $0 and $355 royalties under this agreement during the years ended December 31, 1996 and 1997, respectively.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki for the exclusive use of certain trademarks in the making of swimwear in the United States. The agreement expires May 31, 1999. No royalties were paid under the agreement during the year ended December 31, 1997.

     During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 83,333 shares of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.

     During June 1996, pursuant to the plan the Company issued 16,667 shares to each of two officers of the Company, subject to vesting, all of which have vested. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded deferred compensation expense in the amount of $250,000, which expense is being amortized as the shares vest. During January 1997, one of the officers resigned, and as a result, 8,333 shares were cancelled. As of December 31, 1996 and 1997, $62,500 and $93,750, respectively, has been amortized as a compensation expense.

     In March 1997, pursuant to the plan, the Company granted an aggregate 50,000 options to two officers of the Company: each option was initially exercisable at $5.125 per share which were subsequently amended to $2.93 per share. The exercise price equaled the market value at the grant date and no additional compensation was recorded.

     Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company, through is wholly owned subsidiary, D.L. Productions, acquired the rights to co-produce a motion picture and has agreed to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of December 31, 1997, the motion picture was completed and the Company has begun the marketing and distribution process. Subsequent to year end, the motion pictures was licensed to certain foreign countries for $205,000. As of December 31, 1996 the Company had invested a total of $1,381,750 in D.L. Productions for the co-production and distribution of such motion picture. As of December 31, 1997 this amount had increased, through additional investments, to $1,687,236. The co-producers have invested $100,000 which has been recorded as a capital contribution to the Company.

     For the years ended December 31, 1997 and 1996, the Company used cash for operating activities amounting to $484,375 and $1,899,878, respectively. The major component of such use of cash for 1997 was the Company=s net operating loss of $423,467. The major components of such use of cash during the year ended December 31, 1996 was for the acquisition of Breaking Waves inventory and the costs incurred for the production of the motion picture which totaled $3,334,165. The majority of cash for operating activities amounting to $1,434,686 was provided from advances from the factor (NationsBanc). For the year ended December 31, 1997, the Company used $81,189 of cash for financing activities primarily for offering costs related to Breaking Waves IPO. For the year ended December 31, 1996, the Company provided $4,548,204 of cash from financing activities which was primarily from the Company=s initial public offering and the initial investment by the Company=s majority stockholder, EVC.

ITEM 7.           FINANCIAL STATEMENTS

         See attached Financial Statements.


ITEM 8.           CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors.

         The names, ages and positions of the Company's executive officers and directors are as follows:

         Name                                                          Age              Position

         Harold Rashbaum                                               71               President, CEO and Director

         Robert DiMilia                                                52               Vice President, Secretary and Director

         Alain A. Le Guillou, M.D.                                     41               Director

         James Frakes                                                  41               Director


         The directors of the Company are elected annually by its stockholders and the officers of the Company are appointed annually by its Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each current director and officer will hold office until the next annual meeting of stockholders, or until his successor is elected and qualified. All outside directors receive a directors= fee of $1,000 per month, for their participation as a director. The outside directors are Alain D. Le Guillou, M.D and James Frakes. The Company does not have key man insurance on the life of any of its officers or directors. Harold Rashbaum is the father-in-law of Alain A. Le Guillou, M.D.

     Harold Rashbaum has been the President, Chief Executive Officer, and director of the Company since January 1997. Mr. Rashbaum served as Secretary and Treasurer of the Company from May 1996 until January 1997 when he was elected as President and Chief Executive Officer. From May 1996, until its dissolution in November 1997, Mr. Rashbaum served as the secretary, treasurer and a director of D.L. Productions and became President in January 1997. From February 1996 to present, Mr. Rashbaum has been the president and a director of H.B.R. Consultant Sales Corp., of which his wife is the sole stockholder. From March 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., a retailer of electronics, which position was at the request of the bankruptcy court, during the time it was in Chapter 11. Mr. Rashbaum was a consultant for Play Co. Toys & Entertainment Corp. (APlay Co.@), since June 1995 and became the Chairman of the board in October 1996, which company is a wholesaler and retailer of children=s toys. From January 1991 to March 1992, he was a consultant for National Wholesale Liquidators, Inc., a retailer of household goods and housewares.

     Robert DiMilia, has been a Director, Vice President and Secretary of the Company since January 10, 1997, prior thereto he was a consultant to the Company with respect to the production of the Motion Picture. From 1991 to 1994 Mr. DiMilia was a vice-president for The Bon Bon Group a national payroll/accounting entertainment service company. From March 1995 to May 1996 Mr. DiMilia was a media and marketing consultant in the film industry working on a variety of projects.

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

     James Frakes was elected Director of the Company in January 1998. Mr. Frakes has been the Chief Financial Officer and a Director of Play Co. since June 1997 and August 1997 respectively. Prior thereto, from June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc.
(AUTI@) and two of its subsidiaries: Polymer Development Laboratories, Inc. (APDL@) and BMC Acquisition, Inc. These were specialty chemical companies which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. This matter is pending before the United States Bankruptcy Court, Central District of California. In 1989, Mr. Frakes and his wife purchased JLJ Enterprises d/b/a TME Travel (AJLJ@), a travel agency which provided services primarily for the business community. Mr. Frakes was the Vice President, Chief Financial Officer, and a Director of JLJ; his wife was the President and a Director. In November 1992, Mr. Frakes and his wife sold JLJ. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. In 1980, Mr. Frakes obtained a Masters in Business Administration from University of Southern California. He obtained his Bachelor of Arts degree in history from Stanford University from which he graduated with honors in 1978.

Significant Employees

     Malcolm Becker, 62, has been the vice-president of design, merchandising and production of Breaking Waves, Inc., since its inception in 1991.

     Michael Friedland, 60, has been the vice-president of design, marketing and sales of Breaking Waves, Inc., since its inception in 1991.

     The Company has agreed to indemnify its officers and directors with respect to certain liabilities including liabilities which may arise under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to any charter, provision, by-law, contract, arrangement, statute, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the Company in the successful defense of any such action, suit or proceeding) is asserted by such director, officer or controlling person of the Company in connection with the Securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the periods ended December 31, 1995, 1996, and 1997 to each of the named executive officers of the Company.


Summary Compensation Table

                                                                Securities            Restricted
Name and Principal                                              Underlying            Stock              All Other
Position                            Year         Salary($)      Options/SARS (#)      Award(s) ($)       Compensation
--------                            ----         ---------      ----------------      ------------       ------------

Harold Rashbaum                     1997 (1)     147,000        33,333 (2)            --                 --
Chief Executive Officer             1996 (1)      26,000        --                    100,000 (3)        --
President

Robert DiMilia                      1997          81,000        16,667 (2)            --                 --
Vice President                      1996 (4)      --            --                    --                 --
Secretary

Robert Melillo                      1997 (5)       4,000        --                    --                 --
Former Chief Executive              1996 (5)      69,200        --                    -- (6)             --
Officer


     Commenced employment in May 1996. At the closing of the Company=s initial public offering H.B.R. Consulting Sales, Corp., a company controlled by Mr. Rashbaum and owned by his wife received 7,500 shares of Common Stock and a consulting fee of $40,000.

     Includes options to purchase shares of Common Stock issued in March 1997 under the Company=s Senior Management Incentive Plan. See ASenior Management Incentive Plan@.

     Includes 16,667 shares issued under the Senior Management Incentive Plan in June 1996, subject to a two year vesting schedule.

     The shares were valued on issuance at $100,000. See ASenior Management Incentive Plan@.

     Commenced employment in January 1997.

     Mr. Melillo received an annual salary of $104,000 per annum up and through January 10, 1997, when he resigned as an officer and director of the Company. He continued as a consultant until April 1997 and received a consulting fee of $600 per week. See ACertain Relationships and Related Transactions@.

     Mr. Melillo received 16,667 shares of Common Stock in the Company pursuant to the Company=s Senior Management Incentive Plan, subject to a vesting schedule, whereby 8,333 shares would vest in each of June of 1997 and 1998. Upon the resignation of Mr. Melillo on January 10, 1997, he agreed to return 8,333 the shares to the Company, however, since Mr. Melillo failed to comply with his agreement, the Company had all 16,667 shares cancelled.

Stock Options

         The following table sets forth certain information concerning the grant of stock options made during the year ended December 31, 1997 under the Company's Senior Management Incentive Plan.


OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)


====================================================================================================================================


                                                Individual Grants

------------------------------------------------------------------------------------------------------------------------------------
             (a)                           (b)                      (c)                     (d)                      (e) )

                                                            % of Total
                                                            Options/SAR's
                                 # of Securities            Granted to
                                      underlying            Employees in
                                      Options/SAR's         Fiscal Year
                                       Granted (1)                                  Exercise or Base
       Name                                                                         Price ($/SH) (2)           Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
       Harold Rashbaum                    33,333                    67%                    $5.125               March 14, 2002

       Robert DiMilia                     16,667                    33%                    $5.125               March 14, 2002
====================================================================================================================================
------------------------

     (1) Represents incentive stock options granted under the Company's Senior Management Incentive Plan. Options granted under the Management Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Management Plan, the option price per share may not be less than the fair market value of the Corporation's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Corporation's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the option is granted.

     (2) On March 10, 1998, the Board of Directors approved a revision of the terms of the options granted to Harold Rashbaum and Robert DiMilia. The exercise price was changed to $2.93. In accordance with the February 1998 one for three reverse split of the Company=s Common Stock, the number of shares underlying the options was decreased to 33,333 and 16,667 for Mr. Rashbaum and Mr. DiMilia, respectively.


     The following table contains information with respect to employees of the Corporation concerning options held as of December 31, 1997.

AGGREGATE OPTION/SAR EXERCISE IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES


=================================================================================================================================
             (a)                         (b)                    (c)                     (d)                       (e)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Value of Unexercised
                                                                                   Number of             In-The-Money Options/SAR=s
                                                                                   Unexercised           at FY-End ($)
                                                                                   Options/SAR's         Exercisable/
                                Shares Acquired             Value                  Exercisable/          Unexercisable /
            Name                on Exercise                 Realized($)            Unexercisable         at FY-End (#)
---------------------------------------------------------------------------------------------------------------------------------
Harold Rashbaum                           0                      0                 33,333/0 (1)                 0/0 (2)

Robert DiMilia                            0                      0                 16,667/0 (1)                 0/0 (2)
=================================================================================================================================

     On March 10, 1998, the Board of Directors approved a revision of the terms of the options granted to Harold Rashbaum and Robert DiMilia. The exercise price was changed to $2.93. In accordance with the February reverse split of the Company=s Common Stock, the number of shares underlying the options was decreased to 33,333 and 16,667 for Mr. Rashbaum and Mr. DiMilia, respectively. The closing price on December 31, 1997 was $0.47 per pre-split share. Therefore the options had no value.

Employment and Consulting Agreements

     Prior to Harold Rashbaum becoming an officer and director of the Company, he provided consulting to the Company through H.B.R. Consultant Sales Corp., ("HBR"), a Company of which he is an officer and director and of which his wife is the sole stockholder. HBR entered into an oral consulting agreement with the Company whereby, it will receive 5% of the net profits of the Motion Picture received by the Company. In addition, HBR received $40,000 and 7,500 shares of the Company's Common Stock at the closing of the Company=s initial public offering. From October 1996 until March 1997, Mr. Rashbaum received a salary of $104,000 per annum for being an officer and director of the Company. In March 1997 Mr. Rashbaum=s salary was raised to $156,000 per annum. In addition, Mr. Rashbaum received 50,000 shares of Common Stock under the Company's Senior Management Incentive Plan which shares vest at the rate of 25,000 shares on each of June 1997 and 1998. Pursuant to the restricted share agreement the shares only vest if Mr. Rashbaum continues to provide services to the Company. Shares not vested shall be returned to the Company's treasury. In March 1997, the Company granted Mr. Rashbaum as chief executive officer an option to purchase 100,000 shares at $5 1/8 per share, pursuant to the Company=s Senior Management Incentive Plan. The terms of this option were revised subsequent to the February 1998 reverse split of the Company=s Common Stock. See ACertain Relationships and Related Transactions@.

     Dan Stone entered into a two year consulting agreement with Breaking Waves as of January 1996, pursuant to which he oversees the operation of Breaking Waves in return for a yearly consulting fee of $100,000. Mr. Stone received $50,000 from the proceeds of the Company=s initial public offering, as payment in advance of half of the 1997 consulting fee, the balance of which was paid in weekly installments. On January 1, 1998, the term of the consulting agreement expired and Mr. Stone=s relationship with the company was terminated.

     In November 1997, Breaking Waves entered into three year employment agreements with each of Malcolm Becker and Michael Friedland. The agreements provide for a salary of $110,000 for the term of employment and the receipt of shares of the Company=s Common Stock in each year of the agreements. The number of shares of the Common Stock shall be equal to a Market Value (as hereinafter defined) of $25,000 on the date of issuance, subject to a vesting schedule. The vesting schedule is as follows; (i) half of the shares received on November 27, 1996 vested 90 days from issuance with the balance vesting 270 days from the date of issuance and (ii) on each subsequent annual issuance commencing November 27, 1997, half of the shares vest six months from issuance with the balance vesting on the following anniversary. In November 1997, 7,222 shares were issued to each of Messrs. Becker and Friedland, subject to vesting. The shares vest pursuant to restricted share agreements. AMarket Value@ shall mean (i) $5.00 per share with respect to the shares issued in November 1996 and (ii) the average of the closing bid and asked prices for a share of Common Stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the Common Stock is quoted. The agreements include non-disclosure and non-compete clauses.

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

     If any change is made in respect of the Common Stock subject to the Management Plan or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to the Management Plan and the number of shares and price per share of Common Stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which would change the class of securities subject to the plan, increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or change the category of persons who can be eligible for awards under such plan must be approved by the affirmative vote of the owners of a majority of Common Stock entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted shares. The Management Plan may be either incentive stock options which qualify as such under the Code ("ISOs") or options which do not qualify under the Code as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns Common Stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% Stockholder") must be granted at an exercise price of at least 110% of the fair market value of the Common Stock on the date of the grant. The exercise price of non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Administrator will determine the exercise period of the options granted which shall be no less than one year from the date of grant. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant. ISOs granted to persons other than 10% Stockholders may be exercisable for a period of up to 10 years from the date of grant; ISOs granted to 10% Stockholders may be exercisable for a period of up to five years from the date of grant. The aggregate fair market value (determined at the time an ISO is granted) of shares of Common Stock that are subject to ISOs held by a plan participant that may be exercisable for the first time during each calendar year may not exceed $100,000. In March 1997, the Company granted options to purchase 100,000 and 50,000 pre-split shares of Common Stock to Harold Rashbaum and Robert DiMilia respectively, at $5.125 per share, 100% of the market price on the date of grant. In March 1998, the exercise price was decreased to $2.93 and pursuant to the February 1998 one for three reverse split of the Company=s Common Stock, the number of shares was reduced to 33,333 and 16,667, respectively. See ACertain Relationships and Related Transactions@.

     Payment for shares of Common Stock purchased pursuant to exercise of stock options may be paid in full in cash, or by certified check or, at the discretion of the Administrator, (i) by promissory note, (ii) promissory note combined with cash, (iii) by shares of Common Stock having a fair market value equal to the total exercise price, or (iv) by a combination of items (i)-(iii) above. The provision that permits the delivery of already owned shares of stock as payment for the exercise of an option may permit "pyramiding". In general, pyramiding enables a holder to use shares of Common Stock owned in order to pay for the exercise of the stock option. This is done by transferring such shares to the Company as payment of the exercise price for the shares purchased pursuant to the exercise of the Option. The value of such shares shall be determined by the market value of the shares at the time of transfer. Thereafter, the shares received upon the exercise of the option could then be used to do the same. Thereby, the holder, may start with as little as one share of Common Stock and, by using the shares of Common Stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of Common Stock used to exercise the option.

     Upon termination of employment, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was death or permanent disability of the optionee, the vested portion of the option will remain exercisable for a period of 12 months thereafter.

Incentive Stock Rights.

     Incentive stock rights consist of incentive stock units each of which is equivalent to one share of Common Stock and may be awarded in consideration for services performed for the Company or any subsidiary. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, at which time the Company will issue one share of Common Stock for each unit awarded upon the completion of each specified period. If the employment with the Company of the holder of the incentive stock units terminates prior to the end of the incentive period relating to the units awarded, the rights will thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, will be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which has elapsed prior to the death or disability.

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

     An SAR holder may exercise his or her SAR rights by giving written notice of such exercise to the company, which specifies the number of shares of Common Stock involved. The exercise of any portion of either the related stock option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs. SARs have the same termination provisions as the underlying stock options (as described above) in the event an SAR holder ceases to be an employee of the Company.

Restricted Stock Purchase Agreements.

     Restricted share agreements provide for the issuance of restricted shares of Common Stock to eligible participants under the Management Plan. The Board of Directors may determine the price to be paid by the participant for the shares or that the shares may be issued for no monetary consideration. The shares issued shall be subject to restrictions for a stated restricted period during which the participant must continue employment with the Company in order to retain the shares. Payment can be made in cash, a promissory note or a combination of both. The Company had issued an aggregate of 41,667 restricted shares of which (i) each of Mr. Rashbaum and Mr. Melillo received 16,667 shares and (ii) Charles Rosen, a consultant to the Company received 8,333 shares. All such shares were subject to a vesting schedule whereby, half of the shares were to vest in each of June 1997 and 1998. Upon the termination of Mr. Rosen=s consulting agreement the 8,333 shares were returned to the Company. In addition, upon the resignation of Mr. Melillo, the 16,667 shares were cancelled by the Company.

     Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest. Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate, other than distributions made solely with respect to the restricted shares ("retained distributions")), if any, which are paid or distributed on the restricted shares, and generally to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period: (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares or receive retained distributions and (ii) the holder will not be entitled to sell, transfer, or otherwise dispose of the restricted shares. A breach of any restrictions, terms, or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

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

Non-Executive Director Stock Option Plan

     In April 1997, the Company=s Board of Directors unanimously adopted the Company=s Non-Executive Director Stock Option Plan (the ADirector=s Plan@), which was adopted by stockholder consent. The following is a summary of the principal features of the Director=s Plan and is qualified by and subject to the actual provisions of the Director=s Plan. As of January 1998, no options had been granted.

Purpose and Eligibility

     The Director=s Plan provides for the grant of stock options as a means of attracting and retaining highly qualified independent Directors for the Company. The only persons eligible to participate in the Director=s Plan are Directors who are not employees of the Company and who have within the past fiscal year, neither received any equity securities of the Company under any plan of the Company, nor been an employee of the Company nor otherwise been eligible to receive equity securities under any plan of the Company (the AEligible Directors@).

     The Company currently has two Eligible Directors under the Director=s Plan, Dr. Alain Le Guillou and Mr. James Frakes. Grants under this plan shall have exercise prices equal to the market price on the date of grant.

Option Awards

     The Director=s Plan provides that each Eligible Director automatically receives an option to purchase up to 5,000 shares of Common Stock immediately on January 1 of each year in which the Director has been a member of the Board for a continuous 12 month period.

     All options granted under the Director=s Plan are to be evidenced by written option agreements or confirming memoranda, each of which must be consistent with the Director=s Plan but which may otherwise contain such additional or unique features as the Company determines. Options granted under the Director=s Plan are not transferable.

Vesting and Exercise

     Options granted under the Director=s Plan vest and become exercisable upon issuance. The option exercise price may be paid in cash or in any other consideration the Company deems acceptable as provided in the Director=s Plan, including shares of Common Stock surrendered by the optionee or withheld from the shares otherwise deliverable upon exercise. The Company is permitted to loan the exercise price to the optionee or to allow exercise in a broker=s transaction in which the exercise price will not be received until after exercise and subsequent sale of the underlying Common Stock. Consideration received by the Company upon exercise of options granted under the Director=s Plan will be used for general working capital purposes.

     Options granted under the Director=s Plan may be exercised at any time and before the expiration of five years from the date of their grant.

Securities Subject to Directors Plan

     No more than 150,000 shares of Common Stock may be issued upon exercise of options granted under the Director=s Plan. The number of shares of Common Stock available to individual optionees or under the Director=s Plan in general, as well as the number of shares for which issued or unissued options may be exercised, and the exercise price per share of such options, will be proportionately adjusted to reflect stock splits, stock dividends, and similar capital stock transactions.

Administration, Amendment, and Termination

     Two Officers of the Company who are also Directors but who are not eligible under the plan will administer the Director=s Plan. These Officers will have the power to discontinue, suspend, or amend the Director=s Plan in any manner, except that the Company may not alter the Director=s Plan or exercise any discretion with respect to persons eligible to receive grants of options, the number of shares of Common Stock subject to options, the timing of such grants, the exercise price of options, or the final date upon which options may be granted. Options may be granted under the Director=s Plan until January 1, 2007.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 31, 1998, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock;
(ii) by each officer and director; and (iii) by all officers and directors as a group. All numbers reflected herein and in the footnotes hereto have been adjusted to reflect the 1 for 3 reverse split, which the Company effected on February 5, 1998

Name and Address of                                           Amount and Nature                   Percent of
Beneficial Owner                                              of Beneficial Owner                 Class (1)
----------------------                                        -------------------                 ---------

European Ventures Corp. (2)                                   1,200,350                           58.2%
P.O. Box 47
Road Town, Tortola, British
Virgin Islands

Harold Rashbaum  (2)                                          52,500 (3)                          2.6%
c/o Hollywood Productions, Inc.
14 East 60th Street, Suite 402
New York, New York 10022

Alain A. Le Guillou, M.D. (2)                                  --                                 --
c/o Hollywood Productions, Inc.
14 East 60th Street, Suite 402
New York, New York 10022

Robert DiMilia                                                16,667 (4)                          *
c/o Hollywood Productions, Inc.
14 East 60th Street, Suite 402
New York, New York 10022

All Officers and Directors                                    69,167 (4)                          3.3%
(3 as a Group) (2)-(4)

* Less than 1%

     (1) Does not give effect to the issuance of (i) 1,466,667 shares of Common Stock reserved for issuance upon the exercise of the Warrants; (ii) 83,333 shares of Common Stock reserved for issuance under the Company's 1995 Senior Management Incentive Plan; or (iii) 50,000 shares of Common Stock reserved for issuance upon the grant of options underlying the Non-Executive Director Stock Option Plan.

     (2) Harold Rashbaum is the father-in-law of Ilan Arbel, the sole officer and director of EVC, and Alain Le Guillou.

     (3) Includes (i) 33,333 shares of Common Stock underlying an option granted under the Company=s Senior Management Incentive Plan and (ii) 2,500 shares issued to H.B.R. Consultants Sales Corp. in September 1996. See AExecutive Compensation@.

     Includes 16,667 shares of Common Stock issuable upon the exercise of an option granted to Robert DiMilia under the Company=s Senior Management Incentive Plan. See AExecutive Compensation@.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a two year consulting agreement with Dan Stone, the former president and majority stockholder of Breaking Waves, as of January 1996, pursuant to which he oversaw the operation of Breaking Waves in return for a yearly consulting fee of $100,000. On January 1, 1998, the term of the consulting agreement expired and Mr. Stone=s relationship with the company was terminated.

     In June 1996, the Company issued 16,667 shares of Common Stock to Robert Melillo, the former chief executive officer, president and director of the Company under the Company senior management incentive plan. The shares were to vest at the rate of 8,333 in each of June 1997 and 1998. On January 10, 1997, Mr. Melillo resigned and agreed to return 8,333 shares to the Company. Mr. Melillo failed to comply with the terms of his resignation, therefore, all 16,667 shares have been cancelled.

     Prior to Harold Rashbaum becoming an officer and director of the Company, commencing in March 1996 he provided consulting to the Company through H.B.R. Consultant Sales Corp., ("HBR"), a Company of which he is an officer and director and of which his wife is the sole stockholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits of the Motion Picture received by the Company. In addition, HBR received $40,000 and 2,500 shares of the Company's Common Stock from the Company at the closing of the Acquisition. In June 1996 Mr. Rashbaum received 16,667 shares of Common Stock under the Company's Senior Management Incentive Plan which shares vest at the rate of 8,333 shares on each of June 1997 and 1998.

     In March 1997, Harold Rashbaum and Bob DiMilia were granted options to purchase shares of the Company=s Common Stock pursuant to the Company=s Senior Management Incentive Plan. Mr. Rashbaum was granted an option to purchase 33,333 shares of Common Stock and Mr. DiMilia was granted an option to purchase 16,667 shares of Common Stock. All of the options are exercisable at the closing bid price of March 14, 1998, the day of the grant ($5 1/8). The terms of these options were revised subsequent to the February 1998 reverse split of the Company=s Common Stock. The revised terms, as approved by the Board of Directors on March 10, 1998, provide for a reduction in the exercise price to $2.93.

     In February 1998, the Company completed a private placement of 300,000 shares of the Company=s Common Stock at a price of $.65 per share. American Telecom Corporation, a company of which Ilan Arbel, the son-in-law of Harold Rashbaum, is President, Secretary, and a Director, purchased 100,000 shares during this offering.

     See AExecutive Compensation-Employment and Consulting Agreements@ for a discussion of the Company=s employment and consulting arrangements.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:

Index to Financial Statements ............................................   F-0

Report of Independent Certified Public Accountants .......................   F-1

Balance Sheets ...........................................................   F-2

Statements of Operations .................................................   F-3

Statements of Stockholders' Equity .......................................   F-4

Statements of Cash Flows .................................................   F-5
Notes to Financial Statements ............................................   F-6

(b) During the last quarter, the Company has not filed any reports on Form 8-K.

     The following exhibits have previously been filed with the Securities and Exchange Commission either with the Registration Statement on Form SB-2 file No. 333-5098-NY; or with, as appropriately marked herein, the Registration Statement on Form SB-2 file No. 333-5098-NY, Post-Effective Amendment No.1; the Registration Statement on Form SB-2 file No. 333-5098-NY, Post-Effective Amendment No.2; the Proxy Statement for the Company=s June 1997 Annual Meeting, filed on May 23, 1997 (SEC file number 000-28690), or the Company's Form 10-KSB for the year ended December 31, 1996; and pursuant to 17 C.F.R. 230.411, are incorporated by reference herein. The exhibits designated by an asterisk (*) have been filed with this Form 10-KSB for the year ended December 31, 1997.

  3.1                      -        Certificate of Incorporation of the Company
  3.2                      -        Amendment to Certificate of Incorporation of the Company, filed in June 7, 1996.
  3.4                      -        By-Laws of the Company
  3.6                      -        Certificate of Incorporation of Breaking Waves, Inc.
  3.7                      -        By-Laws of Breaking Waves, Inc.
  4.1                      -        Specimen Common Stock Certificate.
  4.2                      -        Specimen Warrant Certificate.
  4.4                      -        Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer
                                    & Trust Company.
  4.5                      -        Form of Restricted Stock Agreement.
 10.2                      -        The Company's Senior Management Incentive Plan.
 10.4                      -        Consulting Agreement between Breaking Waves, Inc., and Dan Stone.
 10.5                      -        Lease at 112 West 34th Street, New York, New York.
                           -        Lease at 8410 N.W. 53rd Terrace, Miami, Florida.
 10.6(a)                   -        Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida.(k)
 10.7                      -        Stock Purchase Agreement between the Company, European Ventures Corp., Breaking Waves, Inc.,
                                    and the stockholders of Breaking Waves, Inc., dated May, 1996.
 10.9                      -        Property Acquisition Agreement between the Company and Rogue Features, Inc., dated March, 1996.
 10.10                     -        Co-production agreement between the Company and Rogue Features, Inc., dated March, 1996 and all amendments thereto.
 10.11                     -        Right of First Refusal Agreement with principals of Rogue Features, Inc.
 10.13                     -        Shippers Agency Agreement between Hollywood Productions, Inc., and Third Party Enterprises, Inc.
 10.14                     -        License Agreement between Breaking Waves, Inc. and Beach Patrol, Inc.
 10.16                     -        Employment Agreement with Michael Friedland. (Incorporated by reference to the indicated exhibit in the Company=s 10-KSB for the year ended December 31, 1996).

 10.17                     -        Employment Agreement with Malcolm Becker. (Incorporated by reference to the indicated exhibit in the Company=s 10-KSB for the year ended December 31, 1996).
 10.18                     -        Termination of Employment Agreement with Robert Melillo. (Incorporated by reference to the indicated exhibit in the Company=s 10-KSB for the year ended December 31, 1996).
 10.19                     -        Trident Releasing, Inc. License Agreement. (Incorporated by reference to the indicated exhibit in the Post-Effective Amendment No.1).
 10.20                     -        Cyclone Option Agreement. (Incorporated by reference to the indicated exhibit in the Post-
                                    Effective Amendment No.1).
 10.21                     -        Cyclone Co-Writer Agreement. (Incorporated by reference to the indicated exhibit in the Post-
                                    Effective Amendment No.1).
 10.22                     -        Heller Financial Agreement. (Incorporated by reference to the indicated exhibit in the Post-
                                    Effective Amendment No.2).
 10.23                     -        Non-Exectutive Director Stock Option Plan. (Incorporated by reference to Appendix B in the Proxy
                                    Statement for the Company=s June 1997 Annual Meeting).
 10.24 *                   -        Kawasaki Motors Corp., USA AJet Ski@ License Agreement.
 10.25 *                   -        Amendment to lease at 112 West 34th Street, New York, New York.
 10.26 *                   -        Form of Subscription Agreement used in connection with the Company=s February 1998 Private
                                    Placement.
 27.1                      -        Financial Data Schedule.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                              Page
                                                                                             number

Independent auditors' report                                                                   F-1

Consolidated balance sheet at December 31, 1997                                                F-2

Consolidated statements of operations for the years ended
 December 31, 1997 and 1996                                                                    F-3

Consolidated statement of stockholders' equity for the years ended
 December 31, 1997 and 1996                                                                    F-4

Consolidated statements of cash flows for the years ended
 December 31, 1997 and 1996                                                                    F-5

Notes to consolidated financial statements                                                 F-6 - F-17


                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Hollywood Productions, Inc. and subsidiary



     We have audited the accompanying consolidated balance sheet of Hollywood Productions, Inc. and subsidiary, (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the consolidated results of its operations and cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




Scarano & Tomaro, P.C.
Syosset, New York
March 9, 1998

                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


                                     ASSETS

Current assets:
    Cash                                                                                                                   352,981
    Cash - restricted                                                                                                    1,500,000
    Accounts receivable                                                                                                     23,317
    Prepaid expenses                                                                                                        41,608
    Inventory                                                                                                            2,383,192
    Advances to officer and affiliate                                                                                       67,445
                                                                                                                 -----------------
         Total current assets                                                                                            4,368,543

Deferred compensation, net                                                                                                  54,166
Advances to officer - non-current portion                                                                                   32,083
Film production and distribution costs, net                                                                              1,745,970
Organizational costs, net                                                                                                   75,000
Excess of cost over net assets acquired, net                                                                               975,593
Deferred offering costs                                                                                                     67,385
Other assets                                                                                                                41,553
                                                                                                                 -----------------

Total assets                                                                                                           $ 7,360,293

                      LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
    Accounts payable                                                                                                   $   133,918
    Accrued expenses                                                                                                       203,461
    Due to factor                                                                                                        1,750,894
    Deferred taxes payable                                                                                                  17,161
                                                                                                                 -----------------
         Total current liabilities                                                                                       2,105,434

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 2,800 shares
     authorized, issued and outstanding, full liquidation
     value $280,000                                                                                                        280,000

Commitments and contingencies (Note 6)                                                                                           -

Stockholders= equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     2,045,278 shares issued and outstanding                                                                                 2,045
    Additional paid-in capital                                                                                           5,618,263
    Accumulated deficit                                                                                                   (645,449)
                                                                                                                 -----------------
         Total stockholders= equity                                                                                      4,974,859

Total liabilities and stockholders= equity                                                                           $   7,360,293

                 See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                             Additional                    Total
                                                 Common Stock                Paid-in        Accumulated    Stockholders'
                                                 Shares       Amount         Capital        Deficit        Equity

Balances at December 31, 1995 ..............     1,666,667    $     5,000    $ 1,095,000    $      --      $ 1,100,000

Contributed capital in connection with
 co-production and property purchase
 agreement .................................          --             --          100,000           --          100,000

Issuance of common stock as
 consideration for services
 rendered to the Company ...................        16,667             50        124,950           --          125,000

Issuance of common stock and warrants in
 connection with the initial public offering       266,667            800      4,459,440           --        4,460,240

Costs associated with initial
 public offering ...........................          --             --         (996,182)          --         (996,182)

Issuance of common stock in connection
 with acquisition of Breaking Waves ........        50,000            150        574,850           --          575,000

Issuance of common stock in connection
 with senior management incentive plan .....        33,333            100        249,900           --          250,000

Issuance of common stock pursuant to a
 consulting agreement ......................         2,500              8         18,742           --           18,750

Issuance of common stock pursuant to a
 management employment agreement ...........         3,333             10         24,990           --           25,000

Net loss for the year
 ended December 31, 1996 ...................          --             --             --         (221,982)      (221,982)
                                               -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1996 ..............     2,039,167          6,118      5,651,690       (221,982)     5,435,826

Cancellation of common stock in
 connection with senior management
 incentive income plan .....................        (8,333)           (25)       (62,475)          --          (62,500)

Issuance of common stock pursuant to a
 management employment agreement ...........        14,444             43         24,957           --           25,000

Effect of 1 for 3 reverse stock split ......          --           (4,091)         4,091           --             --

Net loss for the year ended
 December 31, 1997 .........................          --             --             --         (423,467)      (423,467)
                                               -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1997 ..............     2,045,278    $     2,045    $ 5,618,263    $  (645,449)   $ 4,974,859
                                               ===========    ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                  1997            1996
Cash flows from operating activities:
    Net loss ...................................................................   $  (423,467)   $  (221,982)
Adjustments to reconcile net loss to
 net cash used for operating activities
    Issuance of common stock for services ......................................          --           18,750
    Amortization and depreciation ..............................................       257,480        108,490
    Deferred income taxes ......................................................         4,852         12,309
    Forgiveness of note receivable in lieu of compensation .....................        30,130           --
    Decrease (increase) in:
         Accounts receivable ...................................................          (966)       (22,351)
         Prepaid expenses ......................................................        42,319        (86,698)
         Inventory .............................................................      (567,666)    (1,815,526)
         Film production costs .................................................      (268,597)    (1,518,639)
         Security deposits .....................................................        (9,924)        (9,178)
    Increase (decrease) in:
         Accounts payable ......................................................        72,130         61,788
         Accrued expenses ......................................................        98,405        103,194
         Due to factor .........................................................       316,208      1,434,686
         Income taxes payable ..................................................       (35,279)        35,279
         Net cash used for operating activities ................................      (484,375)    (1,899,878)

Cash flows from investing activities:
    Acquisition of furniture and fixtures ......................................       (19,084)        (1,414)
    Decrease (Increase) in restricted cash .....................................       200,000     (1,700,000)
    Net assets acquired from subsidiary ........................................          --           70,717
    Subsidiary=s redemption of preferred stock .................................      (280,000)          --
         Net cash used for investing activities ................................       (99,084)    (1,630,697)

Cash flows from financing activities:
    Advances to related parties ................................................       (13,804)      (115,854)
    Proceeds from issuance of common stock and warrants ........................          --        5,560,240
    Offering costs incurred ....................................................       (67,385)      (996,182)
    Proceeds from capital contributions ........................................          --          100,000
         Net cash provided from financing activities ...........................       (81,189)     4,548,204

Net (decrease) increase in cash ................................................      (664,648)     1,017,629

Cash, beginning of period ......................................................     1,017,629           --

Cash, end of period ............................................................   $   352,981    $ 1,017,629

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest ..............................................................   $   224,397    $    85,098
         Income taxes ..........................................................   $    57,528             $-

Schedule of non-cash operating activities:
    In connection  with the  recognition  of deferred  compensation,  14,444 and
    55,833 shares of common stock were issued as
    consideration for services .................................................   $    25,000    $   418,750

    In connection with the cancellation of deferred compensation,
     8,333 shares of common stock were cancelled ...............................   $   (62,500)   $      --



See notes to consolidated financial statements

NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing motion pictures. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures and distributes a line of private label swimwear.

     On April 8, 1996, the Company formed a wholly-owned subsidiary named D.L. Productions, Inc. ("D.L."). D.L. was formed in the State of New York for the purpose of purchasing and producing the motion picture ADirty Laundry@. As of December 31, 1997, the motion picture Dirty Laundry was completed and all of D.L.=s assets and liabilities were effectively merged into the Company. Accordingly, as of November 30, 1997 D.L. was dissolved. The financial statements give retroactive effect to a 1 for 3 reverse stock split effectuated during February 1998.

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Basis of presentation

     The consolidated financial statements at December 31, 1997 and 1996 include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany transactions and accounts. Purchase accounting requires the elimination of all operating activity of the acquired subsidiary from the inception of its fiscal year to the date of acquisition. Hence, the consolidated statements of operations and cash flows for the year ended December 31, 1996 reflect the transactions of the subsidiary, Breaking Waves, only from the period from September 24, 1996, the acquisition date.

     If the operating transactions from January 1, 1996 to September 24, 1996 were included in the December 31, 1996 consolidated statements of operations, the effect by major components would be as follows:

                                    Increase

Net sales .......................   $ 3,596,982
Cost and expenses:
   Cost of sales ................     2,401,586
   Operating and interest expense     1,221,040
Net Loss ........................   $   (25,644)


            b)    Cash and cash equivalents

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in these amounts are certificate of deposits of $1,752,033 and mutual funds of $75,820. The Company maintains its cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by $1,658,873. The Company maintains a letter of credit with a financial institution in support of, and as a condition of, its factoring agreement. The financial institution requires the Company to maintain $1,500,000 on deposit as collateral for the letter of credit. Accordingly, such cash is designated as restricted.

          NOTE  2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont=d)

            c)    Inventory

     Inventory amounting to $2,383,192 at December 31, 1997 consists of finished goods, and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to an agreement with a financial institution.

            d)    Film production and distribution costs

     The Company follows industry standards in capitalizing film production and distribution costs. Film production and distribution costs include all costs associated with the writing, producing and distribution of the film. Film costs include the costs of production, prints, pre-release and other advertising expected to benefit future periods and capitalized overhead and interest. These costs, as well as participation and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year=s gross film revenues bear to management=s estimate of total remaining ultimate gross film revenues from all sources.

     Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. Estimates of total gross revenues can change significantly due to the level of market acceptance of film products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on results of operations in future periods. When estimates of total revenue and costs indicate that a feature film will result in an ultimate loss, additional amortization is recognized to the extent required to produce a zero gross margin over the remaining life of the film.

     As of December 31, the Company has amortized $41,266 of film production and distribution costs.

            e)    Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (ASFAS@) No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for Federal, State and City income tax reporting purposes.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   2          -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont=d)

                  f)  Revenue and cost recognition

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

     Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized, together with related costs, on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films, together with related costs, are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

                  g)  Earnings per share

     During the year ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, AEarnings per Share@. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Pursuant to SFAS No, 128 no dilutive shares are computed for years which have a net loss.

                  h)  Use of estimates

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

            i) Fair value disclosure at December 31, 1997

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

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   2          -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont=d)

            k)    Organizational costs

     Organizational costs consist of common stock issued in lieu of legal costs incurred in the establishment of the Company. Organizational costs are being amortized on a straight line basis over their estimated useful lives of five years.

            l)    Excess of cost over net assets acquired

     Excess of cost over net assets acquired are being amortized on a monthly basis over the estimated useful life of the related assets acquired for a period of fifteen (15) years.

            m)    Deferred offering costs

     Deferred offering costs consists of professional fees and advances to an underwriter relating to the IPO of Breaking Waves. Deferred offering costs will be charged to additional paid-in capital upon successful completion of the offering or expensed if such offering is not successful.

            n)    Accounting for stock-based compensation

     The Company elected to continue to measure compensation cost using Accounting Principles Board Opinion (AAPB@) No. 25, AAccounting for Stock Issued to Employees@, as is permitted by SFAS No. 123, AAccounting for Stock-Based Compensation@. Accordingly, no compensation cost has been recognized for the options issued under the 1996 Senior Management Incentive Plan as the exercise price and market value at date of grant were the same. For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain pro forma disclosures as if the fair value method had been utilized. Had compensation cost for the Company=s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company=s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1997           1996
                                           -----------    -----------

Net income - as reporte                 $    (423,467)      $(221,982)
                                           ===========    ===========
                 pro forma              $    (706,967)      $(221,982)
                                           ===========    ===========

Basic EPS - as reported                 $        (.21)      $    (.12)
                                           ===========    ===========
                 pro forma              $        (.35)      $    (.12)
                                           ===========    ===========

     The Company does not believe that any other recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

            o)    Reclassifications

     Certain reclassifications have been made to the December 31, 1996 financial statements in order to conform to the December 31, 1997 presentation.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its then officers a total of $87,000 bearing interest at six and one-half percent (62%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was written off as part of a severance package for one of its previous officers. As of December 31, 1997, the remaining note amounted to $50,750 of which, $18,667 has been classified as current with the remaining balance of $32,083 classified as non-current.

     During  1997,  the  Company=s   President  was  advanced  additional  funds
amounting to $29,278 which are non interest bearing and due on demand.

     The remaining balance, amounting to $19,500 represents advances to an affiliate of the majority stockholder of the Company which are non-interest bearing and are due on demand.

NOTE 4       -    DUE TO FACTOR

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell their interest in all present and future receivables without recourse. Interest expense in connection with such financing arrangement amounted to approximately $156,785 for the year ended December 31, 1997. Effective on or about August 20, 1997, such financing agreement was cancelled and replaced with a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. (AHeller@) to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1:% over prime. Interest charged to expense totaled approximately $67,611 from August 1997 to December 31, 1997. Heller has a continuing interest in Breaking Waves=s inventory as collateral for the advances. As of December 31, 1997, the net advances to Breaking Waves from the factors amounted to $1,750,894.

NOTE 5       -    PROVISION FOR INCOME TAX

     Provision for income tax is comprised of the following for the years ended December 31,:

                                               1997      1996
                                               --------  -------
Current:
         Federal ...........................   $  --     $  --
         State and local ...................    23,013    24,260
                                               -------   -------
                                               $23,013   $24,260
                                               -------   -------
Deferred:
         Federal ...........................   $ 2,257   $ 9,289
         State and local ...................     2,595     4,715
                                               -------   -------
                                                 4,852    14,004
                                               -------   -------

            Total provision for income taxes   $27,865   $38,264
                                               =======   =======

     The Company's provision for income taxes includes state and local income taxes.

NOTE 5       -    PROVISION FOR INCOME TAX (Cont=d)

     A reconciliation of the provision for income taxes on income per the U.S. Federal statutory rate to the reported income tax expense is as follows for the years ended December 31,:

                                               1997             1996
                                             -------------   ---------
U.S. Federal statutory rate applied to
 pretax loss ...............................   $(129,155)   $ (58,718)
State and local income taxes, net of federal
 income tax benefit, applied to pretax loss      (55,992)     (25,456)
Permanent differences ......................      14,302        3,337
Increase in valuation allowance ............     170,845       80,837
Current provision for state and local taxes       23,013       24,260
Increase in deferred tax liability .........       4,852       14,004
                                               ---------    ---------
      Total provision for income taxes .....   $  27,865    $  38,264
                                               =========    =========

     The Company has adopted SFAS No. 109, "Accounting for Income Taxes", effective December 1, 1995. Management has evaluated the effect of implementation and has determined that there is no material impact on the Company's financial position except for the effect of Breaking Waves IRC Section 263A inventory capitalization adjustment, the differential between book and tax treatment with respect to SEC Section 144 stock issued as compensation for services and the different lives used for book and tax purposes for amortization of the excess of cost over net assets acquired.

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

     The tax effect of significant items comprising the Company's deferred tax assets are as follows:

                                             December 31,
                                             1997

Net operating loss carryforwards .......   $ 139,098
SEC Section 144 stock compensation .....     112,584
Valuation allowance ....................    (251,682)
                                           ---------

Long-term portion of deferred tax assets   $    --
                                           =========

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5       -    PROVISION FOR INCOME TAX (Cont=d)

     The tax effect of significant items comprising the Company's deferred tax liability are as follows:

                                              December 31,
                                              1997
Section 263A differential .................   $17,161
                                              -------
Long-term portion of deferred tax liability   $17,161
                                              =======

     The Company and its subsidiaries file a consolidated tax return for federal tax purposes. For state and local purposes, the Company and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

     At December 31, 1997,  the Company had a net  operating  loss  carryforward
(NOL) for federal tax purposes of approximately $311,000 and a NOL for state tax purposes of approximately $537,000 which expire in 2011 and 2012. The Company has recorded a full valuation allowance against the deferred tax asset at December 31, 1997 pursuant to SFAS 109, since management could not determine that it was "more likely than not" that the deferred asset would be realized in the future.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Lease commitments

     The Company and its subsidiary have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to $69,657. Breaking Waves leased administrative offices through approximately February 1998 pursuant to a lease requiring annual payments of approximately $64,000. During October 1997, Breaking Waves cancelled such lease and simultaneously entered into a new one with the same landlord requiring annual payments of $71,600 expiring December 2004.


     The Company and its subsidiary approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 1997 are as follows:

      1998   $141,257
      1999    141,257
      2000    141,257
      2001    135,452
      2002     71,600
Thereafter    143,200
             --------
             $774,023

     Rent expense charged to operations for the years ended December 31, 1997 and 1996 amounted to approximately $147,180 and $33,500, respectively.

                  b)         Significant vendors and customers

     Breaking Waves purchases the majority of it's inventory from two vendors in Indonesia and Korea. For the years ended December 31, 1997 and 1996, Breaking Waves has two customers which comprise 36% and 12%, and 16% and 12% of net sales, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Cont=d)

            c)    Seasonality

     Breaking Waves's business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from May to September, Breaking Waves engages in the process of designing and manufacturing the following seasons swimwear lines, during which time it incurs the majority of its expenses, with limited revenues.

            d)    License agreements

     i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. (ABeach@) for the exclusive use of certain trademarks in the United States. The agreement expires June 30, 1998 with options to extend to June 30, 2001. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options. The Company recorded royalties and advertising under this agreement totaling $111,000 and $26,000 during the years ended December 31, 1997 and 1996, respectively.

     ii) On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp. (AKMC@) for the exclusive use of certain trademarks in the making of swimwear in the United States. The agreement expires May 31, 1999. No royalties were paid under the agreement during the year ended December 31, 1997.

     e) Co-production and property purchase agreements

     Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to financed the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of December 31, 1997, the motion picture was completed and, accordingly, the Company has commenced the marketing and distribution process.

     As  of  December  31,  1997,  the  Company  invested   $1,687,236  for  the
co-production and distribution of such motion picture whereas the co-producers have invested $100,000.

     f) Employment agreements

     On November 27, 1996, the Company entered into two employment agreements with two employees of Breaking Waves. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with an annual salary of $110,000 each. In addition to the salary, the Company agreed to issue on each of November 27, 1996, 1997 and 1998, common stock in the amount equal to the market value of $25,000 on the date of each issuance, subject to a vesting schedule.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Cont=d)

            g)    Letter of Intent

     On June 17, 1997, Breaking Waves entered into a letter of intent with an underwriter to proceed on a firm commitment basis with an IPO with estimated proceeds of $4,000,000. As of December 31, 1997, Breaking Waves paid $67,385 of costs associated with the IPO.

NOTE 7       -    STOCKHOLDER=S EQUITY

     a) Initial public offering

     On September 24, 1996, the Company successfully completed its public offering. As a result, the Company sold 266,667 shares and 1,840,000 Warrants of which 240,000 Warrants were sold pursuant to the underwriter's over-allotment option. The Company yielded a total net proceeds of $3,813,294 after deducting underwriter selling expenses and non-accountable expense allowance. Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital which totaled $996,182. Effective June 23, 1997, the Company amended the exercise price of the IPO warrants from $6.50 per share to $3.00 per share. (See Note 10(b) for additional information).

     b) Acquisition of Breaking Waves, Inc.

     Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement") among the Company, EVC, Breaking Waves and it's respective shareholders, the Company on September 24, 1996 issued 50,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction has been accounted for using the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of Breaking Waves from the date of acquisition, September 24, 1996. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is amortized over the useful lives of the related assets. Amortization expense from September 24, 1996 to December 31, 1996 totaled $17,738 and for the year ended December 31, 1997, the amortization expense totalled $70,952.

     Prior to the consummation of the Company=s IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the share of the Series A Preferred Stock shall have the right to redemption whereby, on each of January 1, 1997 and 1998 subject to legally available funds, Breaking Waves shall redeem one-half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis. During January 1997, 2,800 such shares of the Series A Preferred Stock of Breaking Waves was redeemed for a total of $280,000. (See
Note 10(a) for additional information).

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7       -    STOCKHOLDER=S EQUITY (Cont=d)

     c) 1996 Senior Management Incentive Plan

     On March 14, 1997, the Company granted 50,000 options to purchase shares of common stock pursuant to the Company=s Incentive Plan. 33,333 options were granted to the Company=s President and 16,667 options were granted to another officer. The exercise price of the options was fixed at $2.93 (as revised) per share and such options expire March 2002.

     A summary of the status of the Company=s stock options outstanding as of December 31, 1997 and changes during the year ended is as follows:


                                                       1997
                                                       Weighted
                                                       Average
                                                       Exercise
                  Stock Options         Shares         Price
                  -------------         ------------   ---------

Outstanding at beginning of year .....     --          $      N/A
Additional options granted ...........   50,000              2.93
Options exercised ....................     --                 N/A
                                                         -----------
Outstanding at end of year ...........   50,000
                                                         ===========
Options exercisable at year end ......   50,000
                                                         ===========
Weighted average fair value of options
  granted during the year ............                   $      5.67
                                                         ===========

            d)    Cancellation of shares

     Effective January 10, 1997, upon the resignation of an officer of the Company, 8,333 of the 16,667 shares originally issued to such officer under the Incentive Plan were caused to be immediately vested and the remaining 8,334 shares cancelled.

            e)    Employment agreement

     Pursuant to employment agreements, 3,333 and 14,444 shares of common stock were issued during the years ended December 31, 1996 and 1997. Such shares were valued at $50,000 with a 50% discount due to the restricted nature of the stock, resulting in $25,000 being recorded each year as deferred compensation which has been amortized over the vesting period of the stock issued.

NOTE 8 - RELATED PARTIES TRANSACTIONS

     a) During June 1996, pursuant to the Agreement, the Company issued 16,667 shares to each of two officers of the Company. 50% of such shares issued will vest 12 months from the issuance date and the remaining 50% will vest 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000, which is being amortized as the shares vest. As of December 31, 1997 and 1996, $93,750 and $62,500, respectively, has been amortized as a compensation expense.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8       -    RELATED PARTIES TRANSACTIONS (Cont=d)

     b) During September 1996, the company paid $40,000 and issued 2,500 shares of common stock to an affiliate of the Company's President and Director pursuant to a consulting agreement. The shares were valued at 50% of the IPO price or $2.50 per share. Accordingly, during the year ended December 31, 1996, the Company recorded total consulting expense amounting to $58,750. For the year ended December 31, 1997, the Company paid $9,000 of consulting fees to this affiliate.

     c) For the year ended December 31, 1997, $69,500 of financial consulting fees were paid to a relative of the Company=s President.

NOTE 9       -    INDUSTRY SEGMENTS

     The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments for the years ended December 31, 1997 and 1996, is as follows:

                                 1996           1997
                               -------------    ---------------
                                 Segment        Consolidated
Sales:
  Swimwear sales .............   $ 1,217,152    $ 5,262,240
  Film production ............          --           44,875
                                 -----------    -----------
                                 $ 1,217,152    $ 5,307,115
                                 ===========    ===========

Operating profit:
  Swimwear sales .............   $   294,908    $   638,851
  Film production ............          --            3,609
                                 -----------    -----------
                                 $   294,908    $   642,460

Corporate:
  General and administrative
    expense ..................      (414,175)      (787,877)
  Amortization expense .......       (17,738)       (70,952)
  Interest income ............        38,386         98,316
  Interest and finance expense       (85,099)      (277,549)
                                 -----------    -----------

Loss from operations before
  provision for income tax ...   $  (183,718)   $  (395,602)

Provision for income tax .....        38,264         27,865
                                 -----------    -----------

Net loss .....................   $  (221,982)   $  (423,467)
                                 ===========    ===========

Identifiable assets:
  Swimwear sales .............   $ 1,947,789    $ 2,525,716
  Film productions ...........     1,536,487      1,745,970
  Corporate ..................     4,096,306      3,088,607
                                 -----------    -----------

    Total assets .............   $ 7,580,582    $ 7,360,293
                                 ===========    ===========

NOTE 9       -    INDUSTRY SEGMENTS (Cont=d)

     Total revenue by segment includes only sales to unaffiliated customers as there are no intersegment sales. Operating profit is total revenue less cost of sales and operating expenses, and excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those used by each segment of the Company=s operations. Corporate assets are primarily cash and marketable securities.

NOTE 10           -   SUBSEQUENT EVENTS

     a) Redemption of Preferred Stock

     During January 1998, Breaking Waves redeemed the remaining 2,800 shares of its Series A preferred stock for a total of $280,000.

     b) Reverse stock split

     Effective February 5, 1998, the Company effected a 1 for 3 reverse stock split. The consolidated financial statements give retroactive effect of the reverse stock split. As a result of the reverse stock split, the exercise of the IPO warrants was revised to provide for a of a share on exercise, requiring three warrants at a total of $9.00 to be exercised for the purchase of one share.

     c) Private placement

     During February 1998, pursuant to a private transaction the Company sold 300,000 shares of its common stock for a total of $195,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 7th day of April, 1998.



HOLLYWOOD PRODUCTIONS, INC.



By: \s\ Harold Rashbaum
Harold Rashbaum,
Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1933 as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.


\s\ Harold Rashbaum                         Chief Executive Officer,
Harold Rashbaum                             President and Director                               04/07/98
                                            (Principal Executive Officer)                        Date


\s\ Robert DiMilia                          Vice President, Secretary,                           04/07/98
Robert DiMilia                              and Director                                         Date



\s\ Alain A. Guillou, M.D.                  Director                                             04/07/98
Alain A. Le Guillou, M.D.                                                                        Date



\s\ James Frakes                            Director                                             04/07/98
James Frakes                                                                                     Date
