Form 10KSB/A
period 1997-12-31
HOLLYWOOD PRODUCTIONS INC
filed 1998-04-15
CIK 1017535

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 14th day of April, 1998.



HOLLYWOOD PRODUCTIONS, INC.



By: \s\ Harold Rashbaum
Harold Rashbaum,
Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1933 as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.


\s\ Harold Rashbaum                         Chief Executive Officer,
Harold Rashbaum                             President and Director                               04/14/98
                                            (Principal Executive Officer)                        Date


\s\ Robert DiMilia                          Vice President, Secretary,                           04/14/98
Robert DiMilia                              and Director                                         Date



\s\ Alain A. Guillou, M.D.                  Director                                             04/14/98
Alain A. Le Guillou, M.D.                                                                        Date



\s\ James Frakes                            Director                                             04/14/98
James Frakes                                                                                     Date
