Form 10QSB
period 1998-03-31
HOLLYWOOD PRODUCTIONS INC
filed 1998-04-16
CIK 1017535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


                                       or

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

                14 East 60th  Street,  Ste 402, New York,  NY 10022  (Address of
               principal executiveoffices) (Zip Code)

                                 (212) 688-9223
              (Registrant=s telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [xx] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 2,345,278 shares outstanding as of March 31, 1998.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                                 Page
                                                                                                                Number

PART I.           FINANCIAL INFORMATION:

ITEM 1.           FINANCIAL STATEMENTS
Consolidated balance sheets at March 31,1998 (unaudited)
 and December 31, 1997                                                                                             3

Consolidated statements of operations (unaudited) for the
 three months ended March 31, 1998 and 1997.                                                                       4

Consolidated statement of stockholders= equity (unaudited)
 for the three months ended March 31, 1998                                                                         5

Consolidated statements of cash flows (unaudited) for the three months
 ended March 31, 1998 and 1997                                                                                     6

Notes to consolidated financial statements                                                                      7 - 10


ITEM 2.           Management=s Discussion and Analysis of
                  Financial Condition and Results of Operations                                                  11-12

PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders                                             14

ITEM 6.           Exhibits and Reports on Form 8-K                                                                14

Signatures                                                                                                        15

Financial Data Schedule


                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                   (Unaudited)
                                                                                   March 31,      December 31,
                                                                                   1998           1997
Current assets:
    Cash .......................................................................   $   120,803    $   352,981
    Cash - restricted ..........................................................     1,500,000      1,500,000
    Accounts receivable ........................................................        25,458         23,317
    Prepaid expenses ...........................................................        40,059         41,608
    Inventory ..................................................................     1,318,962      2,383,192
    Advances to officer and affiliate ..........................................        88,771         67,445
    Loan receivable - other ....................................................       225,000           --
                                                                                   -----------    -----------
         Total current assets ..................................................     3,319,053      4,368,543
                                                                                   -----------    -----------

Deferred compensation, net .....................................................        32,291         54,166
Advances to officer - non-current portion ......................................        24,667         32,083
Film production and distribution costs, net ....................................     1,762,631      1,745,970
Organizational costs, net ......................................................        68,750         75,000
Excess of cost over net assets acquired, net ...................................       957,855        975,593
Deferred offering costs ........................................................        71,385         67,385
Other assets ...................................................................        43,554         41,553
                                                                                   -----------    -----------

Total assets ...................................................................   $ 6,280,186    $ 7,360,293
                                                                                   ===========    ===========


                                             LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Accounts payable ...........................................................   $    63,333    $   133,918
    Accrued expenses ...........................................................       136,006        203,461
    Due to factor ..............................................................       389,357      1,750,894
    Deferred taxes payable .....................................................        17,161         17,161
                                                                                   -----------    -----------
         Total current liabilities .............................................       605,857      2,105,434
                                                                                   -----------    -----------

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, 0 and 280,000 shares issued and outstanding,
     full liquidation value $280,000 ...........................................          --          280,000

Commitments and contingencies ..................................................          --             --

Stockholders= equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     2,336,944 and 2,045,278 shares issued and outstanding, respectively .......         2,337          2,045
    Additional paid-in capital .................................................     5,750,453      5,618,263
    Accumulated deficit ........................................................       (78,461)      (645,449)
                                                                                   -----------    -----------
         Total stockholders= equity ............................................     5,674,329      4,974,859
                                                                                   -----------    -----------

Total liabilities and stockholders= equity .....................................   $ 6,280,186    $ 7,360,293
                                                                                   ===========    ===========


                 See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,



                                                                1998            1997
                                                        -------------------    -------------

Net sales ...................................................   $ 2,933,113    $ 2,441,081

Cost of sales ...............................................     1,672,913      1,465,799
                                                                -----------   -----------

Gross profit ................................................     1,260,200        975,282
                                                                -----------   -----------
Expenses:
    Selling, general and administrative expenses ............       591,494        714,114
    Amortization of excess of costs over net assets acquired         17,738         17,738
                                                                -----------   -----------

Total expenses ..............................................       609,232        731,852
                                                                -----------   -----------

Income before interest expense
 and provision for income taxes .............................       650,968        243,430

Other income (expense):
    Cancellation of stock previously expensed as compensation        62,500           --
    Interest and finance expense ............................      (124,748)      (122,999)
    Interest                                                         20,868         33,604
                                                                 -----------   -----------
         Total other income (expense) .......................       (41,380)       (89,395)
                                                                 -----------   -----------

Income before provision for
 income taxes ...............................................       609,588        154,035
Provision for income taxes ..................................        42,600         26,656
                                                                -----------   -----------

Net income ..................................................   $   566,988    $   127,379
                                                                ===========   ===========

Basic:
    Net income ............................................. $         .26    $       .06
                                                                ===========   ===========

Weighted average number of
 common shares outstanding ..................................     2,186,944      2,030,833
                                                                ===========   ===========


                  See notes to consolidated financial statement

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS= EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



                                                                             Additional                            Total
                                                Common Stock                   Paid-in        Accumulated      Stockholders=
                                            Shares           Amount            Capital          Deficit           Equity

Balances at December 31, 1997               2,045,278             2,045        5,618,263          (645,449)       4,974,859

Sale of common stock                          300,000               300          194,682               -            194,982

Cancellation of common stock in                (8,334)               (8)         (62,442)              -            (62,500)
 Connection with Senior Management
 Incentive Plan

Net income for the three months
 ended March 31, 1998                             -                 -                -             566,988          566,988

Balances at March 31, 1998                  2,336,944     $       2,337    $   5,750,453     $     (78,461)   $   5,674,329



                 See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                 1998                   1997
                                                                                          ------------------     -----------

Cash flows from operating activities:
    Net income                                                                            $          566,988     $         127,379
Adjustments to reconcile net income to
 net cash provided by operating activities
    Amortization and depreciation                                                                    169,050                79,253
    Forgiveness of note receivable in lieu of compensation                                              -                   30,130
    Cancellation of stock issued for compensation                                                    (62,500)                  -
    Decrease (increase) in:
         Accounts receivable                                                                          (2,141)                 18,196
         Prepaid expenses                                                                              2,300                  25,136
         Inventory                                                                                 1,064,230               1,127,468
         Film production costs                                                                      (138,787)               (38,063)
         Security deposits                                                                               -                     4,300
    Increase (decrease) in:
         Accounts payable                                                                            (70,585)               (23,358)
         Accrued expenses                                                                            (67,455)                (5,305)
         Due to factor                                                                            (1,361,537)            (1,320,604)
                                                                                          ------------------     ------------------
         Net cash provided by operating activities                                                    99,563                  24,532
                                                                                          ------------------     -------------------

Cash flows from investing activities:
    Acquisition of furniture and fixtures                                                             (3,813)              (11,614)
    Loans receivable - other                                                                        (250,000)                  -
    Payments received on loans                                                                        25,000                   -
    Subsidiary=s redemption of preferred stock                                                      (280,000)             (280,000)
                                                                                          ------------------     -----------------
         Net cash used for investing activities                                                     (508,813)              (291,614)
                                                                                          ------------------     ------------------

Cash flows from financing activities:
    Advances to related parties                                                                      (13,910)               (9,366)
    Proceeds from issuance of common stock and warrants                                              194,982                   -
    Offering costs incurred                                                                           (4,000)                  -
                                                                                          ------------------     ---------------
         Net cash provided by (used for) financing activities                                        177,072                (9,366)
                                                                                                ------------          ------

Net decrease in cash                                                                                (232,178)             (276,448)

Cash, beginning of period                                                                            352,981             1,017,629
                                                                                          ------------------     -----------------

Cash, end of period                                                                       $          120,803     $         741,181
                                                                                          ==================     =================

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest                                                                         $          124,748     $          72,455
                                                                                          ==================     ===================
         Income taxes                                                                     $            1,959     $           2,154
                                                                                  = ===== ==================     ===================
Schedule of non-cash operating activities:
    In connection with the cancellation of deferred compensation,
     8,333 shares of common stock were cancelled                                          $              -       $         (62,500)


                 See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The accompanying financial statements include the accounts of the Company, and its wholly-owned subsidiaries Breaking Waves, Inc. (ABreaking Waves@) and D.L. Productions, Inc. (ADL@) after elimination of all significant intercompany transactions and accounts. The year end of the Company and its subsidiary is December 31. As of November 30, 1997 the motion picture ADirty Laundry@ was completed and all of DL=s assets and liabilities were merged into the Company, and accordingly DL was dissolved.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company=s audited financial statements and footnotes thereto at December 31, 1997, included in the Company=s Annual Report form 10-KSB, filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the March 31, 1997 financial statements in order to conform to the March 31, 1998 presentation.

NOTE 2       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its then officers a total of $87,000 bearing interest at six and one-half percent (62%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was written off as part of a severance package for one of its previous officers. As of March 31, 1998, the remaining note amounted to $47,000 of which, $22,333 has been classified as current with the remaining balance of $24,667 classified as non-current.

     As of March 31, 1998, the Company=s President had been advanced additional funds totaling $32,278 which are non interest bearing and due on demand.

     The  remaining  balance,   amounting  to  $34,160  represents  advances  to
employees and an affiliate of the majority stockholder of the Company which are non-interest bearing and are due on demand.

NOTE 3       -    LOAN RECEIVABLE - OTHER

     On March 1, 1998, Breaking Waves loaned funds to a company affiliated with the Company=s president in return for an unsecured promissory note in the amount of $250,000. Such note calls for monthly payments beginning March 31, 1998 of $25,000 principal plus interest at 15% per annum. The balance of the note at March 31, 1998 amounted to $225,000. Interest has been paid through March 31, 1998. NOTE 4 - DUE TO FACTOR

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. (AHeller@) to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1:% over prime. Interest charged to expense totaled approximately $91,949 for the three months ended March 31, 1998. Heller has a continuing interest in Breaking Waves=s inventory as collateral for the advances. As of March 31, 1998, the net advances to Breaking Waves from the factors amounted to $389,357.

NOTE 5            -        COMMITMENTS AND CONTINGENCIES

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

     The Company and its subsidiary approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 1998 are as follows:


                             Year ended
                             December 31,
                                 1998                                                $      123,357
                                 1999                                                       141,257
                                 2000                                                       141,257
                                 2001                                                       135,452
                                 2002                                                        71,600
                                 Thereafter                                                 143,200
                                                                                     --------------
                                                                                     $      756,123

     Rent expense charged to operations for the three months ended March 31, 1998 and 1997 amounted to approximately $22,265 and $36,171, respectively.

     b) Significant vendors and customers

     Breaking Waves purchases the majority of its inventory from two vendors in Indonesia and Korea. For the three months ended March 31, 1998 and 1997, Breaking Waves had four and two customers which comprise 16%, 15%, 11%, and 10%; and 23% and 14% of net sales, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Cont=d)

     c) Seasonality

     Breaking Waves= business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from May to September, Breaking Waves engages in the process of designing and manufacturing the following seasons swimwear lines, during which time it incurs the majority of its expenses, with limited revenues.
     d) License agreements

     i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. (ABeach@) for the exclusive use of certain trademarks in the United States. The agreement expires June 30, 1998 with options to extend to June 30, 2001. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options. The Company recorded royalties and advertising under this agreement totaling $30,000 and $25,500 during the three months ended March 31, 1998 and 1997, respectively.

     ii) On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. (AN-S@) for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expires March 1, 1999. The Company recorded $2,663 and $0 royalties under this agreement during the three months ended March 31, 1998 and 1997, respectively.

     iii) On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp. (AKMC@) for the exclusive use of certain trademarks in the making of swimwear in the United States. The agreement expires May 31, 1999. No royalties were paid under the agreement during the three months ended March 31, 1998.

     e) Co-production and property purchase agreements

     Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to financed the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of March 31, 1998, the motion picture was completed and, accordingly, the Company has commenced the marketing and distribution process, and the sale of the motion picture to certain foreign countries.

     As of March 31, 1998, the Company invested $1,826,023 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended March 31, 1998, revenue and related costs associated with the motion picture amounted to $120,000 and $118,921, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Cont=d)

     f) Employment agreements

     On November 27, 1996, the Company entered into employment agreements with two officers of Breaking Waves. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are each for a term of three years with an annual salary of $110,000. In addition to the salary, the Company agreed to issue on each of November 27, 1996, 1997 and 1998, common stock in the amount equal to the market value of $25,000 on the date of each issuance, subject to a vesting schedule.

     g) Letter of Intent

     On June 17, 1997, Breaking Waves entered into a letter of intent with an underwriter to proceed on a firm commitment basis with an Initial Public Offering (A IPO@) with estimated proceeds of $4,000,000. As of March 31, 1998, Breaking Waves has incurred $71,385 of costs associated with the IPO.

NOTE 6       -    STOCKHOLDER=S EQUITY

             a)    Breaking Waves, Inc.

     During January 1998, 2,800 shares of the Series A Preferred Stock of Breaking Waves was redeemed for a total of $280,000.

     b) Reverse stock split

     Effective February 5, 1998, the Company effected a 1 for 3 reverse stock split.

     c) Private placement

     During February 1998, pursuant to a private transaction, the Company sold 300,000 shares of its common stock for a total of $194,982

Cancellation of shares

     During the first quarter of 1998, 8,334 shares of common stock, previously issued to a former officer of the Company and recorded as a compensation expense of $62,500 during 1996 and 1997, were cancelled by the Company.

NOTE 7 - RELATED PARTIES TRANSACTIONS

     For the three months ended March 31, 1998, $15,500 of financial consulting fees were paid to a relative of the Company=s President.

                     MANAGEMENT=S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The accompanying financial statements include the accounts of the Company, and its wholly-owned subsidiaries Breaking Waves, Inc. (ABreaking Waves@) and D.L. Productions, Inc. (ADL@) after elimination of all significant intercompany transactions and accounts. The year end of the Company and its subsidiary is December 31. As of November 30, 1997 the motion picture ADirty Laundry@ was completed and all of DL=s assets and liabilities were merged into the Company, and accordingly D.L. was dissolved.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1998 as compared to the three months ended March 31, 1997

     For the three months ended March 31, 1998 and 1997 the Company=s subsidiary, Breaking Waves, generated sales amounting to $2,813,113 and $2,441,081 with cost of sales amounting to $1,550,787 and $1,465,799. Breaking Waves generated net income before taxes amounting to approximately $714,000 and $442,000. Of the total selling, general and administrative expenses amounting to $591,494 and $714,114; $429,889 and $414,279 were incurred by Breaking Waves with the remainder amounting to $161,605 and $299,835 incurred by the Company.

     For the three months ended March 31, 1998, the Company realized $120,000 from sales of its motion picture, Dirty Laundry. In connection with such revenue, the Company recorded costs of $122,126.

     The major components of the total selling, general and administrative expenses of the Company for the three months ended March 31, 1998 are composed of the following: $15,500 of consulting paid to a relative of the Company=s President; $21,875 of compensation paid to officers of the Company in the form of stock, and amortization of organization costs of $6,250. The remainder of expenses, amounting to $547,869, is composed of officer salaries of $81,510; other salaries of $61,208; related payroll taxes and benefits of $24,509; rent of $20,367; stock related costs of $34,568; commissions of $102,231; warehousing of $102,596; miscellaneous office expenses of $40,596 and selling expenses of $80,284.

     The major components of the total selling, general and administrative expenses of the Company for the three months ended March 31, 1997 are composed of the following: $23,600 of consulting expenses paid to an officer of the Company; $55,209 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; $30,130 of officer=s compensation by forgiveness of note receivable; and amortization of organization costs of $6,250. The remainder of expenses, amounting to approximately $598,925, composed of rent amounting to $34,000; officer=s salaries of $89,016; other salaries of $77,939; related payroll taxes and benefits of $29,907; legal and professional fees of $11,801; commissions of $90,277; warehousing of $73,578; miscellaneous office expenses of $120,873 and miscellaneous selling expenses of $71,534.

     For the three months ended March 31, 1998 and 1997, the Company reported a consolidated net income amounting to $566,988 and $127,379 after estimated provisions for income taxes amounting to approximately $42,600 and $26,656.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company has a consolidated working capital amounting to $2,713,196. It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur.

     Prior to the consummation of the Company=s IPO, during September 1996, Breaking Waves performed a recapitalization and exchanged all its common stock for new common stock, and for a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings, which shares are 2 redeemable on each of January 1, 1997 and 1998 subject to legally available funds, at a redemption price of $100 per share on a pro rata basis. During January 1997 and 1998, Breaking Waves redeemed 2,800 and 2,800 shares of its Series A preferred stock for a total of $560,000

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. (AHeller@) to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1:% over prime. Interest charged to expense totaled approximately $91,949 for the three months ended March 31, 1998. Heller has a continuing interest in Breaking Waves=s inventory as collateral for the advances. As of March 31, 1998, the net advances to Breaking Waves from the factors amounted to $389,357.

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the three months ended March 31, 1998 and 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $30,000 and $25,500, respectively.

     During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.

     During June 1996, pursuant to such plan the Company issued 16.667 shares to each of two officers of the Company. 50% of such shares issued vesting 12 months from the issuance date and the remaining 50% vesting 24 months from the issuance date. Such shares were valued at 50% of the IPO price of $2.50. Accordingly, the Company recorded a deferred compensation amounting to $250,000, which is being amortized as the shares vest. During January 1997, 8,333 of these shares were cancelled and the vesting schedule for the remaining shares terminated whereby the shares became fully vested. During the first quarter of 1998, 8,334 of the shares previously issued were cancelled. For the three months ended March 31, 1998 and 1997, $15,625 and $46,875 has been amortized as compensation expense.

     During December 1996, the Company entered into an employment agreement with two of the officers of Breaking Waves, whereby $25,000 of common stock of the Company was issued as compensation for services to each of the officers in December 1996 and 1997. Accordingly, the Company recorded deferred compensation amounting to $25,000, which is being amortized as the shares vest. For the three months ended March 31, 1998 and 1997, $6,250 and $8,334 has been amortized as compensation expense.

     During March 1997, pursuant to the Senior Management Incentive Plan, the Company issued 100,000 options to the Company President and 50,000 options to an officer.

     As of March 31, 1998, the Company has invested $1,826,023 in the movie Dirty Laundry for the co-production, talent participation and distribution of such motion picture whereas the co-producers have invested $100,000 which has been recorded as a capital contribution to the Company.
     For the three months ended March 31, 1998 and 1997, the Company provided cash for operating activities amounting to $99,563 and $24,532, respectively. The major components of such provision of cash was the use of cash for payment of amounts due Breaking Waves= factor of $1,361,537 and $1,320,604, respectively. The majority of cash for operating activities amounting to $1,064,230 and $1,127,468, respectively was provided from sales of inventory and from net income of $504,488 and $127,379, respectively. For the three months ended March 31, 1998 and 1997, the Company used $232,178 and $276,448, respectively, of cash which was primarily for the partial redemption of Breaking Waves= preferred stock, pursuant to the purchase agreement.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings: None

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         On January 28, 1998, the Company held a special meeting during which it proposed to elect four Directors to the Board and to authorize a reverse split of the Company=s outstanding shares of Common Stock on a 1 for 3 basis. The reverse split proposal was adopted, and the following were elected Directors of the Board for a term of one year: Harold Rashbaum, Robert DiMilia, Alain A. Le Guillou, and James Frakes.

         The results of the proposal to elect four (4) Directors to the Company=s Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified are as follows:

                                   Votes Cast
                                                              For                                   Abstentions

         Harold Rashbaum                                      5,762,907                             500
         Robert DiMilia                                       5,762,907                             500
         Alain A. Le Guillou                                  5,762,907                             500
         James B. Frakes                                      5,762,907                             500

         The results of the proposal to authorize a reverse split of the Company=s outstanding shares of Common Stock on a 1 for 3 basis, are as follows:

                           Votes Cast                         Votes Cast
                               For                              Against                          Abstentions

                           5,762,907                    500                                     0



ITEM 5 - Other Information:  None

ITEM 6 - Exhibits and Reports on Form 8-K:

        Exhitit 27    -      Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Hollywood Productions, Inc.
                                  (Registrant)


Dated:            April 15, 1998                     /s/ Harold Rashbaum
                                                     Harold Rashbaum
                                                     President