Form 10QSB
period 1998-06-30
HOLLYWOOD PRODUCTIONS INC
filed 1998-08-14
CIK 1017535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
              ----------------------------------------------------

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

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 2,686,944 shares outstanding as of June 30, 1998.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                               Page
                                                                                                               number
Consolidated balance sheets at June 30, 1998 (unaudited)
 and December 31, 1997                                                                                             3

Consolidated statements of operations (unaudited) for the
 three months ended June 30, 1998 and 1997.                                                                        4

Consolidated statements of operations (unaudited) for the
 six months ended June 30, 1998 and 1997.                                                                          5

Consolidated statement of stockholders' equity (unaudited)
 for the six months ended June 30, 1998                                                                            6

Consolidated statements of cash flows (unaudited)
 for the six months ended June 30, 1998 and 1997                                                                   7

Notes to consolidated financial statements                                                                      8 - 12

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  13-15


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                               16

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                                       16

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                                 16

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             16

ITEM 5.           OTHER INFORMATION                                                                               16

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                                16

SIGNATURES                                                                                                        17


                   HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 (Unaudited)
                                                                                   June 30,        December 31,
                                                                                    1998             1997
Current assets:
    Cash .......................................................................   $   437,573    $   352,981
    Cash - restricted ..........................................................     1,500,000      1,500,000
    Accounts receivable ........................................................         6,096         23,317
    Due from factor ............................................................       267,497           --
    Prepaid expenses ...........................................................        78,971         41,608
    Inventory ..................................................................       357,789      2,383,192
    Advances to officer and affiliate ..........................................        55,250         67,445
    Loan receivable - other ....................................................       150,000           --
                                                                                   -----------    -----------
         Total current assets ..................................................     2,853,176      4,368,543
                                                                                   -----------    -----------

Deferred compensation, net .....................................................        10,416         54,166
Advances to officer - non-current portion ......................................         9,250         32,083
Film production and distribution costs, net ....................................     1,996,150      1,745,970
Organizational costs, net ......................................................        62,500         75,000
Excess of cost over net assets acquired, net ...................................       940,117        975,593
Deferred offering costs ........................................................          --           67,385
Other assets ...................................................................        42,475         41,553
                                                                                   -----------    -----------

Total assets ...................................................................   $ 5,914,084    $ 7,360,293
                                                                                   ===========    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable ...........................................................   $    43,192    $   133,918
    Accrued expenses ...........................................................        38,559        203,461
    Due to factor ..............................................................          --        1,750,894
    Deferred taxes payable .....................................................        16,361         17,161
                                                                                   -----------    -----------
         Total current liabilities .............................................        98,112      2,105,434
                                                                                   -----------    -----------

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, 0 and 280,000 shares issued and outstanding,
     full liquidation value $280,000 ...........................................          --          280,000

Commitments and contingencies ..................................................          --             --

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     2,686,944 and 2,045,278 shares issued and outstanding, respectively .......         2,687          2,045
    Additional paid-in capital .................................................     6,310,103      5,618,263
    Accumulated deficit ........................................................      (496,818)      (645,449)
                                                                                   -----------    -----------
         Total stockholders' equity ............................................     5,815,972      4,974,859
                                                                                   -----------    -----------

Total liabilities and stockholders' equity .....................................   $ 5,914,084    $ 7,360,293
                                                                                   ===========    ===========


                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                 1998             1997
                                                              -------------   -------------

Net sales ..................................................   $ 1,159,378    $   931,204

Cost of sales ..............................................       973,336        691,808
                                                                -----------   -----------

Gross profit ...............................................       186,042        239,396
                                                                -----------   -----------

Expenses:
    Selling, general and administrative expenses ...........       569,670        539,504
    Amortization of excess of costs over net assets acquired        17,738         17,738
                                                                -----------   -----------

Total expenses .............................................       587,408        557,242
                                                                -----------   -----------

Loss before interest expense
 and provision for income taxes ............................      (401,366)      (317,846)
                                                                -----------   -----------

Other income (expense):
    Interest and finance expense ...........................       (66,136)       (41,126)

Interest income                                                     25,745         20,384
                                                                -----------   -----------
         Total other income (expense) ......................       (40,391)       (20,742)
                                                                -----------   -----------

Loss before provision for
 income taxes ..............................................      (441,757)      (338,588)


Provision for income tax expense (benefit) .................       (23,400)       (30,050)
                                                                -----------   -----------


Net loss ...................................................   $  (418,357)   $  (308,538)
                                                                ===========   ===========

Basic:
    Net loss ...............................................   $      (.17)  $      (.15)
                                                                ===========   ===========

Weighted average number of
 common shares outstanding .................................     2,511,944      2,030,833
                                                                ===========   ===========



                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                                  1998            1997
                                                        -------------------    -------------

Net sales ...................................................   $ 4,092,491    $ 3,372,285

Cost of sales ...............................................     2,646,249      2,157,607
                                                                -----------   -----------

Gross profit ................................................     1,446,242      1,214,678
                                                                -----------   -----------

Expenses:
    Selling, general and administrative expenses ............     1,161,164      1,210,447
    Amortization of excess of costs over net assets acquired         35,476         35,476
                                                                -----------   -----------

Total expenses ..............................................     1,196,640      1,245,923
                                                                -----------   -----------

Income (loss) before interest expense
 and provision for income taxes .............................       249,602        (31,245)
                                                                -----------   -----------

Other income (expense):
    Cancellation of stock previously expensed as compensation        62,500           --
    Interest and finance expense ............................      (190,884)      (164,125)
    Interest income                                                  46,613        53,988
                                                                -----------   -----------
         Total other income (expense) .......................       (81,771)      (110,137)
                                                                -----------   -----------


Income (loss) before provision for
 income taxes ...............................................       167,831       (141,382)

Provision for income tax expense ............................        19,200         39,777
                                                                -----------   -----------

Net income (loss) ...........................................   $   148,631    $  (181,159)
                                                                ===========   ===========

Basic:
    Net income (loss) .......................................   $       .06   $      (.09)
                                                                ===========   ===========

Weighted average number of
 common shares outstanding ..................................     2,349,444      2,030,833
                                                                ===========   ===========



                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                    1998              1997
                                                                            ------------------     -----------

Cash flows from operating activities:
    Net income .................................................................   $   148,631    $  (181,159)
Adjustments to reconcile net income (loss) to
 net cash used for operating activities
    Amortization and depreciation ..............................................       239,234        131,684
    Deferred taxes .............................................................          (800)          --
    Forgiveness of note receivable in lieu of compensation .....................          --           30,130
    Cancellation of stock issued for compensation ..............................       (62,500)          --
    Decrease (increase) in:
         Accounts receivable ...................................................        17,221         (1,094)
         Prepaid expenses ......................................................       (35,861)        10,527
         Inventory .............................................................     2,025,403      1,694,886
         Film production costs .................................................      (372,306)      (131,019)
         Security deposits .....................................................          --            4,300
    Increase (decrease) in:
         Accounts payable ......................................................       (90,726)       (31,463)
         Accrued expenses ......................................................      (164,902)       (64,027)
         Due to factor .........................................................    (2,018,391)    (1,646,600)
         Income tax payable ....................................................          --           25,445
                                                                                   -----------    -----------
         Net cash used for operating activities ................................      (314,997)      (158,390)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Acquisition of furniture and fixtures ......................................        (4,973)       (13,483)
    Loans receivable - other ...................................................      (250,000)          --
    Payments received on loans .................................................       100,000           --
    Subsidiary's redemption of preferred stock .................................      (280,000)      (280,000)
                                                                                   -----------    -----------
         Net cash used for investing activities ................................      (434,973)      (293,483)
                                                                                   -----------    -----------

Cash flows from financing activities:
    Repayments by (advances to) related parties ................................        12,195        (33,450)
    Proceeds from advances to related parties ..................................          --            4,167
    Proceeds from issuance of common share and warrants ........................       754,982           --
    Deferred offering costs ....................................................        67,385        (47,743)
                                                                                   -----------    -----------
         Net cash provided by (used for) financing activities ..................       834,562        (77,026)
                                                                                   -----------    -----------

Net increase (decrease) in cash ................................................        84,592       (528,899)

Cash, beginning of period ......................................................       352,981      1,217,629
                                                                                   -----------    -----------

Cash, end of period ............................................................   $   437,573    $   688,730
                                                                                   ===========    ===========

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest ..............................................................   $   143,256    $   122,014
                                                                                   ===========    ===========
         Income taxes ..........................................................   $    25,509    $     9,154
                                                                                   ===========    ===========

Schedule of non-cash operating activities:
    In  connection  with the  Senior  Management  Incentive  Plan 8,334 shares originally issued as consideration for services
     rendered to Company was cancelled .........................................   $   (62,500)   $      --
                                                                                   ===========    ===========


                 See notes to consolidated financial statements

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The accompanying financial statements include the accounts of the Company, and its wholly-owned subsidiary Breaking Waves, Inc. ("Breaking Waves") after elimination of all significant intercompany transactions and accounts. The year end of the Company and its subsidiary is December 31.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1997, included in the Company's Annual Report form 10-KSB, filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the June 30, 1997 financial statements in order to conform to the June 30, 1998 presentation.

NOTE 2       -    ADVANCES TO RELATED PARTIES

     During October 1996, pursuant to two promissory notes, the Company loaned two of its then officers a total of $87,000 bearing interest at six and one-half percent (62%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was written off as part of a severance package for one of its previous officers. As of June 30, 1998, the remaining note amounted to $42,000 of which, $32,750 has been classified as current with the remaining balance of $9,250 classified as non-current.

     As of June 30, 1998, the Company's President had been advanced funds totaling $3,000 which are non interest bearing and due on demand.

     The remaining balance, amounting to $19,500 represents advances to an affiliate of the majority stockholder of the Company which are non-interest bearing and are due on demand.

     On March 1, 1998, Breaking Waves loaned funds to an affiliate in return for an unsecured promissory note in the amount of $250,000. Such note calls for monthly payments beginning March 31, 1998 of $25,000 principal plus interest at 15% per annum. The balance of the note at June 30, 1998 amounted to $150,000. Interest has been paid through June 30, 1998.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 3       -    DUE TO FACTOR

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. ("Heller") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1:% over prime. Interest charged to expense totaled approximately $143,254 for the six months ended June 30, 1998. Heller has a continuing interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 1998, the net advances owed to Breaking Waves from the factor amounted to $267,497.

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

     The Company and its subsidiary approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 1998 are as follows:

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

     Rent expense charged to operations for the three months ended June 30, 1998 and 1997 amounted to approximately $29,805 and $43,000, respectively. Rent expense charged to operations for the six months ended June 30, 1998 and 1997 amounted to approximately $52,070 and $79,171, respectively.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 4            -              COMMITMENTS AND CONTINGENCIES (Cont'd)

     b) Significant vendors and customers

     Breaking Waves purchases the majority of it's inventory from two vendors in Indonesia and Korea. For the three months ended June 30, 1998 Breaking Waves had four customers which comprised 28%, 17%, 11% and 11% of net sales. For the six months ended June 30, 1998 Breaking Waves had three customers which comprised 14%, 14% and 11%, of net sales.

     c) Seasonality

     Breaking Waves' business may be considered seasonal with a large portion of its revenues and profits being derived between December and June for shipments being made between November and May. Each year from May to September, Breaking Waves engages in the process of designing and manufacturing the following seasons swimwear lines, during which time it incurs the majority of its expenses, with limited revenues.

     d) License agreements

     i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement expired June 30, 1998 and options to extend to June 30, 2001 were exercised. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options. The Company recorded royalties and advertising under this agreement totaling $30,000 and $35,500 during the three months ended June 30, 1998 and 1997, respectively. The Company recorded royalties and advertising under this agreement totaling $60,000 and $51,000 during the six months ended June 30, 1998 and 1997, respectively.

     ii) On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expires March 1, 1999. The Company recorded $1,170 and $0 royalties under this agreement during the three months ended June 30, 1998 and 1997, respectively. The Company recorded $3,833 and $0 royalties under this agreement during the six months ended June 30, 1998 and 1997, respectively.

     iii) On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp. ("KMC") for the exclusive use of certain trademarks in the making of swimwear in the United States. The agreement expires May 31, 1999. No royalties were paid under the agreement during the three or six months ended June 30, 1998.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 4            -   COMMITMENTS AND CONTINGENCIES (Cont=d)

     e) Co-production and property purchase agreements

     i) Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to financed the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of June 30, 1998, the motion picture was completed and, accordingly, the Company has commenced the marketing and distribution process, and the license of the motion picture to certain foreign countries.

     As of June 30, 1998, the Company invested $1,874,202 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended June 30, 1998, revenue and related costs associated with the motion picture amounted to $0 and $0, respectively.

     ii) Pursuant to a co-production agreement dated April 17, 1998, the Company formed a limited liability company as a joint venture to co-produce a motion picture and to finance the costs of production and distribution of such motion picture. The joint venture retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of June 30, 1998, the motion picture had completed filming and was in post production.

     As of June 30, 1998, the Company invested $200,000 for the co-production and distribution of such motion picture.

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

     g) Letter of Intent

     On June 17, 1997, Breaking Waves entered into a letter of intent with an underwriter to proceed on a firm commitment basis with an Initial Public Offering ("IPO") with estimated proceeds of $4,000,000. As of June 30, 1998, Breaking Waves is currently not pursuing the IPO and has expensed $71,385 of costs associated with the IPO.

                  HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 5       -    STOCKHOLDER'S EQUITY

     a) Breaking Waves, Inc.

     During January 1998, 2,800 shares of the Series A Preferred Stock of Breaking Waves was redeemed for a total of $280,000.

     b) Reverse stock split

     Effective February 5, 1998, the Company effected a 1 for 3 reverse stock split.

     c) Private placement

     During February 1998 and May 1998, pursuant to a private transaction, the Company sold 300,000 and 350,000 shares of its common stock for a total of $194,982 and $560,000.

     d) Cancellation of shares

     During the first quarter of 1998, 8,334 shares of common stock, previously issued to a former officer of the Company and recorded as compensation expense of $62,500 during 1996 and 1997, were cancelled by the Company.

NOTE 6       -    RELATED PARTIES TRANSACTIONS

     a) For the three and six months ended June 30, 1998, $14,000 and $29,500 of financial consulting fees were paid to a corporation owned by a relative of the Company's President.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The accompanying financial statements include the accounts of the Company, and its wholly-owned subsidiary Breaking Waves, Inc. ("Breaking Waves") after elimination of all significant intercompany transactions and accounts. The year end of the Company and its subsidiary is December 31.

RESULTS OF OPERATIONS

     For the three months ended June 30, 1998 as compared to the three months ended June 30, 1997

     For the three months ended June 30, 1998 and 1997, the Company's subsidiary, Breaking Waves, generated sales amounting to $1,159,378 and $931,204, respectively, with cost of sales amounting to $973,336 and $691,808, respectively, and net income (loss) before taxes amounting to approximately
$261,520 and ($139,100), respectively. Of the total selling, general, and administrative expenses for the three months ended June 30, 1998 and 1997, amounting to $569,676 and $539,504, respectively, $389,398 and $337,161, respectively, were incurred by Breaking Waves with the remainder amounting to $180,272 and $202,343, respectively, incurred by the Company.

     For the three months ended June 30, 1998, the Company realized $0 from sales of its motion picture, Dirty Laundry. In connection with such revenue, the Company recorded costs of $0.

     The major components of the total selling, general and administrative expenses of the Company for the three months ended June 30, 1998 are composed of the following: $14,000 of consulting; $12,500 of consulting paid in the form of stock; $21,875 of compensation paid to officers of the Company in the form of stock, and amortization of organization costs of $6,250. The remainder of expenses, amounting to $521,045 is composed of officer salaries of $91,502; other salaries of $65,357 related payroll taxes and benefits of $21,503; rent of $40,245; stock related costs of $69,028; commissions of $27,564; warehousing of $43,648; legal and professional fees $46,448; miscellaneous office expenses of $54,364; and selling expenses of $55,386.

     The major components of the total selling, general and administrative expenses of the Company for the three months ended June 30, 1997 are composed of the following: $22,100 of consulting expenses; $31,459 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; and amortization of organization costs of $6,250. The remainder of expenses, amounting to approximately $479,695; composed of rent amounting to $43,103; officer's salaries of $94,016; other salaries of $72,762; related payroll taxes and benefits of $26,991; legal and professional fees of $58,066; commissions of $90,277; warehousing of $73,578; miscellaneous office expenses of $106,802; and miscellaneous selling expenses of $87,829.

     For the three months ended June 30, 1998 and 1997, the Company reported a consolidated net income (loss) amounting to $(418,357) and $(308,538), respectively, after estimated provisions for income tax expense (benefit) amounting to approximately $(23,400) and ($30,050), respectively.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (Cont'd)

     For the six months ended June 30, 1998 as compared to the six months ended June 30, 1997

     For the six months ended June 30, 1998 and 1997 the Company's subsidiary, Breaking Waves, generated sales amounting to $3,972,491 and $3,372,285, respectively, with the cost of sales amounting to $2,524,123 and $2,157,607, respectively. Breaking Waves generated net income before taxes amounting to approximately $452,318 and $303,326, respectively. Of the total selling, general and administrative expenses for the six months ended June 30, 1998 and 1997, amounting to 1,161,164 and $1,210,447, respectively; $819,287 and $751,439, respectively, were incurred by Breaking Waves with the remainder amounting to $341,877 and $459,008, respectively, incurred by the Company.

     For the six months ended June 30, 1998, the Company realized $122,126 from sales of its motion picture, Dirty Laundry. In connection with such revenue, the Company recorded costs of $120,000.

     The major components of the total selling, general and administrative expenses of the Company for the six months ended June 30, 1998 are composed of the following: $23,500 of consulting; $43,750 of compensation paid to officers of the Company in the form of stock, $12,500 of consulting paid in the form of stock; and amortization of organization costs of $12,500. The remainder of expenses, amounting to $1,068,914 is composed of officer salaries of $173,012; other salaries of $126,565 related payroll taxes and benefits of $46,012; rent of $60,612; stock related costs of $103,596; commissions of $129,795;
warehousing of $146,244; legal and professional fees $50,379; miscellaneous office expenses of 105,779; and selling expenses of $126,920.

     The major components of the total selling, general and administrative expenses of the Company for the six months ended June 30, 1997 are composed of the following: $45,700 of consulting expenses paid to an officer of the Company; $86,668 of consulting and compensation expenses paid to officers of the Company paid in the form of common stock; $30,130 of officer's compensation by forgiveness of note receivable; and amortization of organization costs of $12,500. The remainder of expenses, amounting to approximately $1,035,449 composed of rent amounting to $77,103 officer's salaries of $183,032, other salaries and related payroll taxes and benefits of $187,049; legal and professional fees of $69,867; miscellaneous office expenses of $220,097 and miscellaneous selling expenses of $298,301.

     For the six months ended June 30, 1998 the Company reported a consolidated net income amounting to $148,631 verses a loss of $181,159 for the same period in 1997. Estimated provisions for income tax expense amounted to approximately $19,200 and $39,777, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company has a consolidated working capital amounting to $2,755,064. It is not anticipated that the Company will be required to raise any additional capital within the next twelve months, since no material change in the number of employees or any other material events are expected to occur.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. ("Heller") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivable. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1:% over prime. Interest charged to expense totaled approximately $143,254 for the six months ended June 30, 1998. Heller has a continuing interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 1998, the net advances owed to Breaking Waves from the factor amounted to $267,497.

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("BPI") for the exclusive use of certain trademarks in the United States. For the six months ended June 30, 1998 and 1997, Breaking Waves incurred royalty and advertising expenses amounting to approximately $60,000 and $51,000.

     During May, 1996, the Company established the 1996 Senior Management Incentive Plan ("Incentive Plan") pursuant to which 250,000 of common stock are reserved for issuance. The Incentive Plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and directors of the Company.

     As of June 30, 1998, the Company has invested $1,874,202 in the movie Dirty Laundry for the co-production, talent participation and distribution of such motion picture whereas the co-producers have invested $100,000 which has been recorded as a capital contribution to the Company.

     For the six months ended June 30, 1998 and 1997, the Company used cash for operating activities amounting to $314,997 and $158,390, respectively. The major components of such use of cash was for the payment of amounts due Breaking Waves' factor of $2,018,391 and $1,646,600, respectively. The majority of cash provided by operating activities amounting to $2,025,403 and $1,694,886, respectively was provided from sales of inventory and from net income (loss) of $148,631 and $(181,159), respectively. For the six months ended June 30, 1998 and 1997, the Company used $434,973 and $293,483, respectively, of cash which was primarily for the partial redemption of Breaking Waves' preferred stock, pursuant to the purchase agreement. For the six months ended June 30, 1998 and 1997, the Company provided (used) cash from financing activities of $834,562 and $(77,026), respectively which was primarily from the proceeds of the issuance of common shares and warrants.

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


                                                     Hollywood Productions, Inc.
                                                              (Registrant)


Dated:            August 13, 1998                    /s/ Harold Rashbaum
                                                     Harold Rashbaum
                                                     President