Form 10QSB/A
period 1998-06-30
HOLLYWOOD PRODUCTIONS INC
filed 1998-10-20
CIK 1017535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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


                                                     Hollywood Productions, Inc.
                                                                    (Registrant)


Dated: October 18, 1998                              /s/ Harold Rashbaum
                                                     Harold Rashbaum
                                                     President