Form 10QSB
period 1998-09-30
HOLLYWOOD PRODUCTIONS INC
filed 1998-11-16
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                           Hollywood Productions, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                       13-3871821
         (State or Other Jurisdiction of       (IRS Employer Identification No.)
         Incorporation or Organization)

            14 East 60th Street, Suite 402, New York, New York 10022
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 688-9223
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value:
2,686,944 shares outstanding as of November 6, 1998.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

     PART I.                                          FINANCIAL INFORMATION                                           Page Number

Item 1.              FINANCIAL STATEMENTS

                     Consolidated balance sheets at September 30, 1998 (unaudited) and December 31, 1997.                       3

                     Consolidated statements of operations (unaudited) for the three months ended September 30, 1998 and 1997.
                                                                                                                                4
                     Consolidated statements of operations (unaudited) for the nine months ended September 30, 1998 and 1997.
                                                                                                                                5
                     Consolidated statements of stockholders' equity (unaudited) for the nine months ended September 30, 1998
                                                                                                                                6
                     Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 1998 and 1997
                                                                                                                                7
                     Notes to consolidated financial statements                                                              8-13

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                           14-16
PART II.             OTHER INFORMATION


Item 1.              LEGAL PROCEEDINGS                                                                                         17

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 17

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           17

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       17

Item 5.              OTHER INFORMATION                                                                                         17

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          17

                     Signatures                                                                                                18


                    HOLLYWOOD PRODUCTION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                (Unaudited)
                                                                                               September 30,        December 31,
                                                                                                   1998                 1997
Current assets:
    Cash                                                                                       $      83,029            $  352,981
    Cash - restricted                                                                              1,500,000             1,500,000
    Accounts receivable                                                                                3,908                23,317
    Prepaid expenses                                                                                  54,310                41,608
    Inventory                                                                                      1,683,292             2,383,192
    Advances to officer and affiliate                                                                 51,500                67,445
    Loans receivable - other                                                                         275,000                  - _
                                                                                             ---------------     ----------------
         Total current assets                                                                      3,651,039             4,368,543
                                                                                             ---------------     -----------------

Office equipment and fixtures, net                                                                    80,766                17,818
                                                                                             ---------------     -----------------
Deferred compensation, net                                                                               -                  54,166
Advances to officer - non-current portion                                                              9,250                32,083
Film production and distribution costs, net                                                        2,086,094             1,745,970
Organizational costs, net                                                                             56,250                75,000
Excess of cost over net assets acquired, net                                                         922,379               975,593
Deferred offering costs                                                                                  -                  67,385
Other assets                                                                                          23,015                23,735
                                                                                             ---------------     -----------------
Total assets                                                                                 $     6,828,793     $       7,360,293
                                                                                             ===============     =================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                         $       709,214     $         133,918
    Accrued expenses                                                                                  76,467               203,461
    Due to factor                                                                                    863,693             1,750,894
    Capital lease obligations, current                                                                12,688                   -
    Deferred taxes payable                                                                            17,161                17,161
                                                                                             ---------------     -----------------
         Total current liabilities                                                                 1,679,223             2,105,434
                                                                                             ---------------     -----------------
    Capital lease obligations, net of current portion                                                 47,218                   -
                                                                                             ---------------     ---------------
Total liabilities                                                                                  1,726,441             2,105,434
                                                                                             ---------------     -----------------

Redeemable preferred stock of subsidiary:
    Series A redeemable preferred stock, 5,600 shares
     authorized, 0 and 280,000 shares issued and outstanding,
     full liquidation value $280,000                                                                     -                 280,000

Commitments and contingencies (Note 6)                                                                   -                       -
Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     2,686,944 and 2,045,278 shares issued and outstanding, respectively                               2,687                 2,045
    Additional paid-in capital                                                                     6,310,103             5,618,263
    Accumulated deficit                                                                           (1,210,438)             (645,449)
                                                                                             ---------------     -----------------
         Total stockholders' equity                                                                5,102,352             4,974,859
                                                                                             ---------------     -----------------

Total liabilities and stockholders' equity                                                   $     6,828,793     $       7,360,293
                                                                                             ===============     =================

     See notes to consolidated financial statements (unaudited).

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,



                                                                                               1998                    1997
                                                                                       -------------------    -------------

Net sales                                                                              $               -      $             48,207

Cost of sales                                                                                          -                    10,973
                                                                                       -------------------    --------------------

Gross profit                                                                                           -                    37,234
                                                                                       -------------------    --------------------

Expenses:
    Selling, general and administrative expenses                                                   632,572                 437,025
    Amortization of excess of costs over net assets acquired                                        17,738                  17,738
                                                                                                 ---------                --------

Total expenses                                                                                     650,310                 454,763
                                                                                       -------------------    --------------------

Loss before interest expense
 and provision for income taxes                                                                   (650,310)               (417,529)

Other income (expense):
    Interest and finance expense                                                                   (25,404)                (29,426)
    Interest income                                                                                 24,623                  24,006
                                                                                                 ---------         ---------------
         Total other income (expense)                                                                 (781)                 (5,420)
                                                                                       --------------------   --------------------

Loss before provision for
 income taxes                                                                                     (651,091)               (422,949)

Provision for income taxes                                                                             -                    33,683
                                                                                       -------------------    --------------------

Net loss                                                                               $          (651,091)   $           (456,632)
                                                                                       ====================   ====================

Basic:
    Net loss                                                                           $             (.24)                    $(.23)
                                                                                       ===================                    =====

Weighted average number of
 common shares outstanding                                                                       2,686,944               2,030,833
                                                                                       ===================    ====================











           See notes to consolidated financial statements (unaudited).

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                               1998                    1997
                                                                                       -------------------    -------------

Net sales                                                                              $         4,092,491    $          3,420,492

Cost of sales                                                                                    2,646,279               2,168,580
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,446,211               1,251,912
                                                                                       -------------------    --------------------

Expenses:
    Selling, general and administrative expenses                                                 1,856,236               1,647,472
    Amortization of excess of costs over net assets acquired                                        53,214                  53,214
                                                                                                ----------                --------

Total expenses                                                                                   1,909,450               1,700,686
                                                                                       -------------------    --------------------

Loss before interest expense
 and provision for income taxes                                                                   (463,239)               (448,774)

Other income (expense):
    Cancellation of stock previously expensed as compensation                                       62,500                -
    Interest and finance expense                                                                  (216,286)               (193,551)
    Interest income                                                                                 71,236                  77,994
                                                                                                 ---------          ---------------
         Total other income (expense)                                                              (82,550)               (115,557)
                                                                                       -------------------    ---------------------

Loss before provision for
 income taxes                                                                                     (545,789)               (564,331)

Provision for income taxes                                                                         (19,200)                (73,460)
                                                                                       -------------------    ---------------------

Net loss                                                                               $          (564,989)   $           (637,791)
                                                                                       ====================   ====================

Basic:
    Net loss                                                                           $             (.23)                    $(.31)
                                                                                       ===================                    =====

Weighted average number of
 common shares outstanding                                                                       2,427,684               2,030,833
                                                                                       ===================    ====================

           See note to consolidated financial statements (unaudited).

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                                             Additional                            Total
                                                Common Stock                   Paid-in        Accumulated      Stockholders'
                                            Shares           Amount            Capital          Deficit           Equity

Balances at December 31, 1997               2,045,278             2,045         5,618,263     (645,449)           4,974,859

Sale of common stock                          650,000               650          754,332               -            754,982

Cancellation of common stock
 in connection with Senior
 Management Plan                               (8,334)               (8)         (62,492)              -            (62,500)

Net loss for the nine months
 ended September 30, 1998                         -                 -                 -        (564,989)           (564,989)
                                              --------          -------          --------      ------------    -----------------

          See notes to consolidated financial statements (unaudited).

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                 1998                   1997
                                                                                          ------------------     -----------

Cash flows from operating activities:
    Net loss                                                                              $         (564,989)    $        (637,791)
Adjustments to reconcile net income to
 net cash provided by operating activities
    Amortization and depreciation                                                                    252,954               176,907
    Forgiveness of note receivable in lieu of compensation                                               -                  30,130
    Deferred income taxes                                                                                -                  64,544
    Write off of deferred offering costs                                                              67,385                   -
    Cancellation of stock issued for compensation                                                    (62,500)                  -
    Decrease (increase) in:
         Accounts receivable                                                                          19,409                22,039
         Prepaid expenses                                                                             (8,069)               42,763
         Inventory                                                                                   699,900              (344,920)
         Film production costs                                                                      (462,250)             (175,142)
         Other assets                                                                                 (3,913)               (7,310)
    Increase (decrease) in:
         Accounts payable                                                                            575,296               516,980
         Accrued expenses                                                                           (126,994)              (89,819)
         Due to factor                                                                              (887,201)              104,638
         Income tax payable                                                                              -                 (35,279)
                                                                                          ------------------     -----------------
         Net cash provided by operating activities                                                  (500,972)             (332,260)
                                                                                          ------------------     -----------------

Cash flows from investing activities:
    Increase in loans receivable-other                                                              (550,000)                  -
    Proceeds from loans receivable-other                                                             275,000
    Acquisition of machinery and equipment                                                            (7,740)              (13,483)
    Subsidiary's redemption of preferred stock                                                      (280,000)             (280,000)
                                                                                          ------------------     -----------------
         Net cash used for investing activities                                                     (562,740)             (293,483)
                                                                                          ------------------     -----------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                                               754,982                   -
    Repayments from (advances to) related parties                                                     38,778               (19,542)
    Deferred offering costs                                                                              -                 (58,461)
                                                                                          ------------------     -----------------
         Net cash provided by (used for) financing activities                                        793,760               (78,003)
                                                                                                ------------             ---------

Net decrease in cash                                                                                (269,952)             (703,746)

Cash, beginning of period                                                                          1,852,981             2,717,629
                                                                                          ------------------     -----------------

Cash, end of period                                                                       $        1,583,029     $       2,013,883
                                                                                          ==================     =================

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest                                                                         $          165,847     $         129,819
                                                                                          ==================     =================
         Income taxes                                                                     $           34,741     $          23,650
                                                                                          ==================     =================

Schedule of non-cash investing activities:
    Acquisition of office equipment and software in
     connection with capital lease obligations                                            $           61,506     $              -
                                                                                          ==================     ================

           See notes to consolidated financial statements (unaudited).

NOTE 1       -    ORGANIZATION

                         Hollywood   Productions,   Inc.  (the   "Company")  was
                    incorporated in the State of Delaware on December 1, 1995. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary Breaking
                    Waves, Inc. ("Breaking Waves") after elimination of all significant inter-company transactions and accounts. The year end of the Company and its subsidiary is December 31.

                         The accompanying  unaudited  financial  statements have
                    been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1997, included in the Company's Annual Report on form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2       -    ADVANCES TO RELATED PARTIES

                         During October 1996,  pursuant to two promissory notes,
                    the Company loaned two of its then officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was written off as part of a severance package for one of its previous officers. As of September 30, 1998, the remaining note amounted to $38,250, $29,000 of which has been classified as current with the remaining balance of $9,250 classified as non-current.

                         As of September 30, 1998,  the Company's  President had
                    been advanced funds totaling $3,000 which are non-interest bearing and due on demand.

                         The remaining balance,  amounting to $19,500 represents
                    advances to an affiliate of the majority stockholder of the Company which are non-interest bearing and are due on demand.

NOTE 3       -    LOANS RECEIVABLE - OTHER

     i) On March 1, 1998, Breaking Waves loaned funds to a third party in return for an unsecured promissory note in the amount of $250,000. Such note requires monthly payments beginning March 31, 1998 of $25,000 principal plus interest at 15% per annum. The balance of the note at September 30, 1998 amounted to $75,000. Interest has been paid through September 30, 1998.

NOTE 3            -        LOANS RECEIVABLE - OTHER (Cont'd)

     ii) On July 15, 1998, Breaking Waves loaned additional funds to the same third party in return for an unsecured promissory note in the amount of $300,000. Such note requires monthly payment beginning August 15, 1998 of $50,000 principal plus interest at 9% per annum through November 15, 1998 and a lump-sum payment of $100,000 plus interest on December 15,1998. The balance of the note at September 30, 1998 amounted to $200,000. Interest has been paid through September 30, 1998.

NOTE 4       -    DUE TO FACTOR

                         On August  20,  1997,  Breaking  Waves  entered  into a
                    factoring and revolving inventory loan and security agreement with Heller Financial, Inc. ("Heller") to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller 1% of the net amount of the receivable. Heller retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charges at the rate of 1 3/4% over prime. Interest charged to expense totaled approximately $202,158 for the nine months ended September 30, 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of September 30, 1998, the net advances to Breaking Waves from the factor amounted to $863,693.

NOTE 5       -    CAPITALIZED LEASE OBLIGATIONS

                         During the three months ended  September 30, 1998,  the
                    Company acquired computer equipment and proprietary software pursuant to the following terms for its subsidiary, Breaking
                    Waves:

                         On  August  13,  1998,  the  Company  acquired  various
                    computer and related components for $28,583 by entering into a capital lease obligation with interest at approximately 9.2% per annum, requiring 48 monthly payments of principal and interest of $713. The lease is secured by the related computer equipment. As of September 30, 1998 the lease payable amounted to $28,088.

                         On September 13, 1998, the Company acquired proprietary
                    software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software. As of September 30, 1998 the lease payable amounted to $31,818.

NOTE 5            -  CAPITALIZED LEASE OBLIGATIONS (Cont'd)

                         At September  30, 1998,  the aggregate  future  minimum
                    lease payments due pursuant to the above capital lease obligations are as follows:

                                            Year ended
                                            December 31:
                 1998                                         $            3,669
                 1999                                                     13,524
                 2000                                                     14,953
                 2001                                                     16,534
                 2002                                                     11,226
                                                                      ----------
                                                    Total            $    59,906
                                                                     ===========

NOTE 6            -        COMMITMENTS AND CONTINGENCIES

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

                         The  Company  and  its  subsidiary  approximate  future
                    minimum rentals under non-cancelable operating leases in effect on September 30, 1998 as follows:

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

                         Rent expense charged to operations for the three months
                    ended September 30, 1998 and 1997 amounted to approximately $37,421 and $37,700, respectively.

                         Rent expense  charged to operations for the nine months
                    ended September 30, 1998 and 1997 amounted to approximately $89,491 and $110,307, respectively.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 6       -    COMMITMENTS AND CONTINGENCIES (Cont'd)

     b) Significant vendors and customers

                         Breaking Waves  purchases the majority of its inventory
                    from two vendors in Indonesia and Korea. For the nine months ended September 30, 1998 and 1997, Breaking Waves had three and four customers which comprise 37% and 57%, respectively, of sales.

     c) Seasonality

                         Breaking  Waves'  business may be  considered  seasonal
                    with a large portion of its revenues and profits being derived between November and March for shipments made during the same time. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time it incurs the majority of its expenses, with limited revenues.

     d) License agreements

                         i) On October 16, 1995,  Breaking  Waves entered into a
                    license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The initial term of the agreement expired June 30, 1998, at which time the Company exercised its options to extend the agreement to June 30, 2001. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options. The Company recorded royalties and advertising expenses under this agreement totaling $37,500 and $97,500 for the three and nine months ended September 30, 1998.

                         ii) On October 31, 1996,  Breaking Waves entered into a
                    license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expires March 1, 1999. The Company recorded $-0- and $3,839 in royalties under this agreement during the three and nine months ended September 30, 1998, respectively.

                         iii) On October 17, 1997, Breaking Waves entered into a
                    license agreement with Kawasaki Motors Corp. ("KMC") for the exclusive use of certain trademarks in the making of swimwear in the United States. The agreement expires May 31, 1999. No royalties were paid under the agreement during the three and nine months ended September 30, 1998.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




NOTE 6                -      COMMITMENTS AND CONTINGENCIES (Cont'd)

     e) Co-production and property purchase agreements

                         i) Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of September 30, 1998, the motion picture was completed and, accordingly, the Company has commenced the marketing and distribution process, and the sale of the motion picture to certain foreign countries.

                         As  of  September  30,  1998,   the  Company   invested
                    $1,949,486 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended September 30, 1998, revenue and related costs associated with the motion picture amounted to $0 and $0, respectively.

                         Pursuant to a  co-production  agreement dated April 17,
                    1998, the Company formed a limited liability company as a joint venture to co-produce a motion picture and to finance the costs of production and distribution of such motion picture. The joint venture retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of September 30, 1998, the joint venture had completed filming and was in post production. As of September 30, 1998, the Company invested $200,000 for the co-production and distribution of such motion picture.

     f) Employment agreements

                         On November  27,  1996,  the Company  entered  into two
                    employment agreements with two employees of Breaking Waves. Such employees are responsible for the designing, marketing, and sales of Breaking Waves merchandise. The employment agreements continue for a term of three years and were initially for annual salaries of $110,000 each. In addition to the salary, the Company agreed to issue on each of November 27, 1996, 1997, and 1998, common stock in the amount equal to the market value of $25,000 on the date of each issuance, subject to a vesting schedule. The agreements were amended as of January 1, 1998 to the sole extent that the salaries of the employees were decreased and increased to $60,000 and $130,000, respectively.

     g) Letter of Intent

                         On June 17, 1997,  Breaking Waves entered into a letter
                    of  intent  with  an   underwriter  to  proceed  on  a  firm
                    commitment basis with an Initial Public Offering ("IPO") with estimated proceeds of $4,000,000. As of June 30, 1998, Breaking Waves is not pursuing the IPO and has expensed $71,385 of costs associated therewith.





NOTE 7       -    STOCKHOLDER'S EQUITY


     a) Reverse stock split

                         Effective  February 5, 1998,  the Company  effected a 1
                    for 3 reverse stock split. Accordingly, the financial statements give retroactive effect of such split.

     b) Private placement

                         During February 1998 and May 1998,  pursuant to private
                    transactions, the Company sold 300,000 and 350,000 shares of its common stock for a total of $194,982 and $560,000, respectively.

NOTE 8       -    RELATED PARTIES TRANSACTIONS

                         For the three and nine months ended September 30, 1998,
                    $4,000 and $21,000 respectively of financial consulting fees were paid to a related party of the Company's President.

NOTE 9            -   SUBSEQUENT EVENTS

                         On September  30, 1998,  Breaking  Waves entered into a
                    sales agreement (the "Agreement") with Play Co. Toys & Entertainment Corp. ("Play Co."), whereby Play Co. has agreed to purchase, market, and carry in its retail stores a minimum number of Breaking Waves' products for a period of one year with options to renew for subsequent years.

                         In connection with the Agreement, as amended,  Breaking
                    Waves is to purchase, during the term of the agreement (upon the Company's attainment of shareholder approval and subject to Nasdaq's review), an aggregate of 1,400,000 shares of Play Co. common stock at a price equal to a 50% discount of the closing bid price per share on the date(s) of the purchase of the shares. Breaking Waves has the right not to purchase the shares in the event that Play Co. does not purchase a minimum of $400,000 worth of swimwear from the Company.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The following management's discussion and analysis of financial condition and results of operations includes the accounts of the Company and its wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves") after elimination of all significant inter-company transactions and accounts. The year end of the Company and its subsidiary is December 31

Results Of Operations

     Three months ended September 30, 1998 as compared to the three months ended September 30, 1997

     For the three months ended September 30, 1998 and 1997, the Company's subsidiary, Breaking Waves, generated sales amounting to $-0- and $48,207, respectively with cost of sales amounting to $-0- and $10,973, respectively. Breaking Waves' business may be considered seasonal with a large portion of its revenues and profits being derived between November and March for shipments made between such time. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time it incurs the majority of its expenses, with limited revenues. Breaking Waves generated net losses amounting to approximately
$549,741 and $281,825, respectively for the three months ended September 30, 1998 and 1997. Of the total selling, general, and administrative expenses amounting to $650,310 and $454,763 for the three months ended September 30, 1998 and 1997, respectively, $528,357 and $311,556, respectively, were incurred by Breaking Waves with the remainder amounting to $121,953 and $143,207, respectively, incurred by the Company. The increase in Breaking Waves' selling, general, and administrative expenses is mainly attributable to the additional design expenses associated with its new line from Kawasaki Motors Corp.'s ("Jet Ski") and increased expenses associated with trade shows.

     For the three months ended September 30, 1998, the Company did not realize any sales or cost of sales of its motion picture, Dirty Laundry.

     The major components of the total selling, general, and administrative expenses of the Company for the three months ended September 30, 1998 are composed of $47,551 of salary and related payroll taxes, with the remainder of expenses, amounting to $74,402, being composed of professional fees of $27,353, rent of $17,741, stock related costs of $16,913, and miscellaneous office expenses of $12,395.

     For the  three  months  ended  September  30,  1998 and 1997,  the  Company
reported  a   consolidated   net  loss   amounting  to  $651,091  and  $456,632,
respectively

Nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997

     For the nine months ended September 30, 1998 and 1997, the Company's subsidiary, Breaking Waves, generated sales amounting to $3,972,280 and $3,412,639 with cost of sales amounting to $2,524,153 and $2,168,580, respectively. The remainder of sales and cost of sales includes revenue and costs associated with the motion picture. The Company's gross profit amounted to $1,448,127 (36% of sales) for the nine months ended September 30, 1998 as compared to $1,244,059 (36% of sales) for the nine months ended September 30, 1997. Sales have increased by $559,641 (or 16%) primarily as a result of a more aggressive marketing approach undertaken by Breaking Waves. Breaking Waves generated net loss amounting to $114,996 and $12,332, respectively, for the nine months ended September 30, 1998 and 1997. Of the total selling, general, and administrative expenses amounting to $1,909,450 and $1,700,686, respectively, for the nine months ended September 30, 1998 and 1997, $1,535,089 and $1,233,983, respectively, were incurred by Breaking Waves; the remaining $374,361 and $466,703, respectively, were incurred by the Company.

     The consolidated selling, general, and administrative expenses for the nine months ended September 30, 1998 amounted to $1,909,450 representing an increase of $208,764 from $1,700,686 for the nine months ended September 30, 1997.

     The major components of the total selling, general, and administrative expenses of the Company for the nine months ended September 30, 1998, amounting to $374,361, are composed of $128,254 in salary and related payroll taxes with the remainder of expenses, amounting to $246,107, comprising rent of $41,948, stock related costs of $49,123, and miscellaneous general corporate overhead expenses of $155,036.

     For the nine months ended September 30, 1998, the Company realized $120,211 from sales of its motion picture, Dirty Laundry. In connection with such revenue, the Company recorded costs of $122,126.

     For the nine months ended September 30, 1998 and 1997, the Company reported consolidated net losses amounting to $564,989 and $637,791, respectively.

Liquidity and Capital Resources

     At September 30, 1998, the Company has a consolidated working capital amounting to $1,971,816. Although the Company does not expect that it will need additional capital to fund its current operations, it intends, subject to shareholder approval to undertake to raise additional capital in a private offering of its shares of Common Stock. The Company expects that the proceeds of the offering will be used to enable the Company to fund the expansion of the operations of its subsidiary, Breaking Waves, and to fund the production and marketing of additional films.

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. ("Heller") to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment and pays Heller 1% of the net amount of the receivable. Heller retains from amounts payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables.
Breaking Waves may take advances of up to 85% of the purchase price on the receivable, with interest charged at the rate of 1 3/4% over prime. Interest charged to expense totaled approximately $202,158 for the nine months ended September 30, 1998. Heller has a continuing interest in Breaking Waves' inventory as collateral for the advances. As of September 30, 1998, the net advances to Breaking Waves from Heller amounted to $863,693.

     Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of November 30, 1997, the motion picture was completed; accordingly, the Company has commenced the marketing and distribution process, and the sale of the motion picture to certain foreign countries.

     As of September 30, 1998, the Company invested $1,949,486 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the nine months ended September 30, 1998, revenue and related costs associated with the motion picture amounted to $120,211 and $122,126, respectively.

     Pursuant to a co-production agreement dated April 17, 1998, the Company formed a limited liability company as a joint venture to co-produce a motion picture and to finance the costs of production and distribution of such motion picture. The joint venture retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. As of September 30, 1998, the joint venture had completed filming and was in post production. Lastly, as of September 30, 1998, the Company invested $200,000 for the co-production and distribution of such motion picture

     For the nine months ended September 30, 1998 and 1997, the Company used cash for operating activities amounting to $500,972 and $332,260, respectively. For the nine months ended September 30, 1998 and 1997, the Company used $562,740 and $293,483, respectively, of cash for its investing activities. The use of cash for investing activities for the nine months ended September 30, 1998 was primarily for the payment of the redemption of Breaking Waves' preferred stock and the net advances associated with the loans to a third party at interest rates between 9% and 15%. Cash provided from financing activities amounted to $793,760 for the nine months ended September 30, 1998 which was primarily from the selling of stock pursuant to private transactions.

     On September 30, 1998, Breaking Waves entered into a sales agreement (the "Agreement") with Play Co. Toys & Entertainment Corp. ("Play Co."), whereby Play Co. has agreed to purchase, market, and carry in its retail stores a minimum number of Breaking Waves' products for a period of one year with options to renew for subsequent years. In connection with the Agreement, as amended, Breaking Waves is to purchase, during the term of the agreement (upon the Company's attainment of shareholder approval and subject to Nasdaq's review), an aggregate of 1,400,000 shares of Play Co. common stock at a price equal to a 50% discount of the closing bid price per share on the date(s) of the purchase of the shares. Breaking Waves has the right not to purchase the shares in the event that Play Co. does not purchase a minimum of $400,000 worth of swimwear from the Company.

                                     PART II

Item 1. Legal Proceedings:

     Neither the Company nor any of its Directors, Officers, or affiliates of the Company is a party to, or has a material interest in, any proceeding adverse to the Company. No owner of record or beneficially of more than five percent of any class of voting securities of the Company is a party to, or has a material interest in, any proceeding adverse to the Company.

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     The Company scheduled its annual meeting for November 10, 1998, which meeting has been adjourned to November 24, 1998.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

     (a) The following exhibit is filed with this Form 10-QSB for the quarter ended September 30, 1998:

         Exhibit 27.1               -       Financial Data Schedule

     (b) During the quarter ended September 30, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission. On October 29, 1998, however, the Company filed a Form 8-K (dated October 27, 1998) reporting the dismissal of Scarano & Tomaro, P.C. as the Company's independent auditors and the engagement of Massella, Tomaro & Co., LLP in lieu thereof.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 1998.


HOLLYWOOD PRODUCTIONS, INC.



By: /s/ Harold Rashbaum
Harold Rashbaum
President and Chief Executive Officer


By: /s/ Robert DiMilia
Robert DiMilia
Vice President and Secretary