Form 10KSB
period 1998-12-31
HOLLYWOOD PRODUCTIONS INC
filed 1999-04-13
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                           HOLLYWOOD PRODUCTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                                                            11-3871821
         (State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer Identification No.)

            14 East 60th Street, Suite 402, New York, New York 10022
                    (Address of Principal Executive Offices)

                                 (212) 688-9223
                (Issuer's Telephone Number, Including Area Code)

             Securities registered pursuant to Section 12(b) of the
                                 Exchange Act:

        Title of Each Class and Name of Each Exchange on Which Registered
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title of Class)


     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]. The Registrant's revenues for its fiscal year ended December 31, 1998 were $5,276,459.

     The aggregate market value of the voting stock on March 29, 1999 (consisting of Common Stock, par value $.001 per share) held by non-affiliates was approximately $5,161,105.60, based upon the closing price for such Common Stock on said date ($1.31), as reported by a market maker. On such date, there were 5,372,971 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

     Hollywood Productions, Inc. (the "Company") was founded in December 1995, in the State of Delaware, for the purpose of acquiring screen plays and producing independent motion pictures using named talent. While the Company's intention is to engage in the film business utilizing budgets deemed small by motion picture standards, i.e., typically ranging between $1 million and $3 million, it has pursued and may continue to pursue and produce motion pictures with budgets outside of this range. To date, the Company has produced two independent motion pictures.

     In addition to its motion picture business, with its September 1996 acquisition of Breaking Waves, Inc. ("Breaking Waves"), a New York corporation, which acquisition was contingent on and consummated simultaneously with the Company's initial public offering, the Company entered the business of designing, manufacturing, and distributing (throughout the United States) young girls' swimwear and coordinating beach cover-ups and accessories. In 1998, the Company expanded its swimsuit business to include sales of boys and men's swimwear, wet suits, cover-ups, and jackets, under its newly licensed "Jet Ski" line. The men's "Jet Ski" swimwear line was discontinued in October 1998, prior to production of the line, after management's reevaluation of and dissatisfaction with the potential profitability of same.

Motion Picture Business

General

     The Company, in general, seeks to acquire screenplays and produce motion pictures which have budgets in the range of between $1 million and $3 million, though it has produced and may produce and pursue the production of motion pictures with budgets either above or below this range. The Company may also invest in the production of motion pictures though it may not receive absolute ownership of either the screenplay, the motion picture, or certain ancillary rights (i.e., stage performances or novel adaptations) thereto.

Production

     Since its inception, the Company has been actively soliciting and reviewing screenplays for the production of motion pictures. The Company shall attempt to acquire the rights to screenplays for the production of motion pictures which it anticipates either producing or co-producing. Once a screenplay is acquired (i) a budget will be prepared, (ii) revisions to the screenplay will be made, (iii) the talent, production crews, and all ancillary items required for the filming of the motion picture will be obtained, and (iv) a film schedule will be established. Once filming is complete, the film will be edited, sound and special effects will be added, and a final print will be produced. Upon completion of the foregoing processes, the Company will arrange for private showings of the film as well as other arrangements for the purpose of finding both foreign and domestic distributors for the film.

     The Company estimates that production of each motion picture will entail five to eight weeks of filming and an additional fourteen weeks of editing and adding sound and special effects. Thereafter, the Company expects to require eight to twelve weeks to obtain a distributor for the film, if one is obtained. If one is not obtained, the Company will attempt to distribute the film itself. Once the foregoing process is complete, the film will be released to the theaters or other distribution channels. This generally occurs within eight to twenty-four weeks. See "--Distribution, Billing and Revenues."

Distribution, Billing and Revenues

     Distribution of a film may be undertaken either by a motion picture studio, an independent distributor, or by the Company itself through an agent. The distributor or agent, in the event the Company self-distributes its films, enters agreements with the theaters to provide the theaters with films to show the public. Most theaters have multiple screens and can show multiple movies at the same time. There is a continuous demand for new films. In negotiating with a distributor to sign on to a project, the Company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. For most high budget, top-name talent pictures, the film is widely released to between 1,500 and 2,500 theaters nationwide. For films that the Company anticipates producing, the release may be done in platforming stages whereby the film initially will be released at several theaters in one or two major markets, where advertising and marketing will be done. A screening will be held, and critics will be invited to the film in anticipation of a review. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additional markets and theaters.

     The Company anticipates that the films it produces will be distributed and shown at movie theaters. Once a film has been distributed throughout theaters in the United States, it may be distributed in markets throughout the world. In addition, the film may be further distributed through cable television including pay-per-view, premium and standard channels, public television, and through the sale and/or rental of videotapes. There are many avenues for the distribution of a film and the exploitation of all ancillary rights thereto. The Company may enter into agreements with different distributors for different markets or sell all the rights to one distributor. Revenues generated are distributed to all parties involved including the distributor, the producers, the owners, and the talent pursuant to extensive formulas previously agreed upon.

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company plans to take all appropriate and reasonable measures to secure, protect, and maintain or obtain agreements from licenses to secure, protect, and maintain copyright protection for all of the motion pictures distributed by the Company under the laws of all applicable jurisdictions.

     The Company estimates that between 36 and 58 weeks will elapse between the commencement of expenditures by the Company in the acquisition of a screenplay, the production of a motion picture, and the release of same. It does not expect to receive revenues from the exploitation of the film until approximately 24 to 36 weeks after its release. Billing in the industry is done quarterly: theaters pay distributors on a quarterly basis, and the Company is paid the following quarter. However, in the event a distributor desires to distribute one of the Company's films, such distributor may either (i) offer an initial payment to the Company against, or in addition to, future royalties or (ii) purchase the film outright.

Production of "Dirty Laundry"

     In March 1995, the Company entered into a property acquisition agreement (the "Purchase Agreement") and a co-production agreement (the "Production
Agreement") with Rogue Features, Inc. ("Rogue"), an unaffiliated entity, to acquire the rights to and co-produce a motion picture of the screenplay entitled "Dirty Laundry." In addition, the Company and Rogue entered into a right of first refusal agreement with respect to the next two products of Rogue and/or its principals.

     In April 1996, the Company formed D.L. Productions, Inc. ("D.L. Productions"), a New York corporation, as a wholly owned subsidiary, for the purpose of holding title to and producing the Dirty Laundry film and receiving revenues from the distribution thereof. The Purchase Agreement conveyed all rights to the screenplay and the film itself to the Company. In return, Rogue directed Dirty Laundry and has the right to 25% of the profits of same as described in the Production Agreement. Rogue also retained the right to produce a live comedy or musical upon the earlier of five years after Dirty Laundry's release or the Company's approval. In addition, Michael Normand, a principal of Rogue, retained the right to adapt the screenplay of Dirty Laundry into a novel on the Company's approval of the compensation it is to receive therefrom. The Production Agreement provided for the principals of Rogue to direct and retain creative control of the production of the film while the Company retains final approval.

     Pursuant to the terms of the Purchase Agreement and Production Agreement, the Company financed all but $100,000 (which was invested by the co-producer) of the production costs of Dirty Laundry. Pursuant to these agreements as well as the terms of the participation agreements entered into with the two stars of Dirty Laundry, each of Jay Thomas and Tess Harper had the right to receive $50,000 against a 5% participation fee from the first revenues received by the Company. To date, Mr. Thomas and Ms. Harper each have been paid approximately $49,000 from funds which were received by the Company from the licensing - by the Company's foreign sales agent (Trident Releasing, Inc., "Trident") - of the film in several territories in the overseas marketplace. In April 1997, Trident entered into one such license agreement with TaurusFilm GmbH & Co. ("TF") whereby TF agreed to distribute a version of the film in Germany in either a dubbed and/or subtitled fashion. Gross receipts generated from this agreement were $150,000.

     After the above-named talent has been paid his entire $50,000 and the investments of each of the co-producers have been recouped, the remaining proceeds shall be distributed as follows: (i) 5% of revenues shall be remitted to each of Mr. Thomas and Ms. Harper, up to a maximum of $250,000, at which time each individual's distribution decreases to 2% thereafter, (ii) the Company and the co-producer each shall receive 25% and 35%, respectively, of its respective investment from revenues generated, representing payment of an investment premium for each producer's financing of the film, and (iii) all revenues generated beyond (i) and (ii) shall first be used to repay any distribution costs incurred, then 2% shall be distributed to each of the two stars, and the remainder shall be remitted to the Company and the co-producer at the rate of 75% and 25%, respectively.

     The filming of Dirty Laundry commenced in April 1996 and took approximately five weeks to complete. After completion of filming, the Company undertook the process of editing and adding sound, special effects, and music, which took an additional twenty weeks. Upon completion of this process, the Company conducted private showings of the film in order to obtain both a foreign sales representative (Trident) to enter into foreign licensing agreements and a domestic distributor. To this end, the Company met with numerous local and cable television companies and offered screenings of the film to major and "mini-major" studios and specialty distributors. Notwithstanding such attempts, which occurred over a six to eight month process, the Company was unable to engage a theatrical (i.e. movie theater) distributor. Accordingly, the Company's next step was to meet with pay cable, network television, and syndicated television entities including, among others, HBO, Showtime, and Lifetime for Women, in an attempt to have the film premier on one or more of such stations. After approximately nine months without success, commencing in approximately November 1997, the Company spent an additional seven months attempting to distribute the film to ancillary markets such as home video and pay-per-view.

     Finally, in June 1998, the Company entered into an agreement with Artistic License Films ("ALF") whereupon ALF agreed to use its best efforts to distribute (i.e., release) the film in at least three New York theaters and two Los Angeles theaters. In exchange for its efforts, ALF received a $20,000 retainer fee which constitutes an advance against ALF's distributor's fee of 25% of the gross receipts from the theatrical distribution of the film. Pursuant to the agreement, such receipts shall be paid as follows: (i) the first 75% shall be paid to the Company to reimburse it for all direct expenses it incurs in connection with the distribution of the film, (ii) then 25% shall be paid to the Company to reimburse same for its advance payment of the retainer to ALF, (iii) next, the distributor shall be paid its 25% of the receipts its advance, and
(iv) finally, the remaining gross receipts shall be remitted to the Company.

     The film eventually was released to five New York and three Los Angeles theaters whereupon it had a limited run during the fall of 1998 and received marginal reviews. The Company is now presenting Dirty Laundry to distributors for video, syndicated, network, and cable television, and pay-per-view distribution.

     Dirty Laundry is a romantic comedy which was shot in the New York tri-state area and stars Jay Thomas as Joey Green, a dry cleaner going through a mid-life crisis, and Tess Harper as his wife, Beth, of 15 years, who is a sex advice columnist for a woman's magazine. Mr. Thomas has most recently co-starred in the motion picture "Mr. Holland's Opus" and is known for his television work in "Love & War," "Cheers," "Murphy Brown," and "Mork & Mindy." Ms. Harper earned a Golden Globe nomination for her performance in the film "Tender Mercies" and an Oscar nomination for her role in the film "Crimes of the Heart." In the movie, Joey owns a dry cleaning business which is doing poorly and is convinced that he is aging prematurely. Due to their lack of intimacy, Beth tells Joey to seek counseling, which he does unbeknownst to Beth, who herself has become attracted to her chiropractor. Throughout the film, a variety of bizarre mishaps occur which result in the couple's rekindling of their lost romance. In November 1997, with production of the movie complete, the Company effected the dissolution of D.L. Productions. Its assets were transferred to the Company, and the Company took over the marketing of Dirty Laundry.

Production of "Machiavelli Rises"

     In April 1998, the Company entered into a co-production agreement with Norfolk Films, Inc. ("Norfolk") for the production of a film entitled "Machiavelli Rises." The Company and Norfolk formed a limited liability company, Battle Studies Productions, LLC ("Battle Studies"), to finance, produce, and distribute the film which commenced production in April 1998. Principal photography was completed in May 1998 at a total cost of $265,000. Post-production work on the film was completed in November 1998. The film was written, directed, and co-produced by Efraim Horowitz and can be characterized as a contemporary ghost story about power, greed, love, and Leonardo Da Vinci's lost notebook. Total production costs to date have aggregated approximately $400,000 of which the Company has funded 50%. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to Norfolk and 50% to the Company. The film had a private showing in New York on January 12, 1999 and at the Brussels Film Festival in Brussels, Belgium on January 26, 1999. At present, the Company has not executed a distribution agreement for the exploitation of the film; however, the Company plans to submit the film for critical review in upcoming film festivals including the Avignon Film Festival in New York on April 28, 1999.

Regulations

     The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for viewing of motion pictures. While the Company will follow the practice of submitting most of its motion pictures for such ratings, the Company may review this policy from time to time.

     United States television stations and networks, as well as foreign governments, impose regulations on the content of motion pictures which may restrict, in whole or in part, exhibition on television or in a particular territory. There can be no assurance that current and future restrictions on motion pictures released by the Company will not limit or affect the Company's ability to exhibit such motion pictures.

Competition in the Film Industry

     The Company competes, and will continue to compete, with other institutions which produce, distribute, and exploit and finance films, some of which have substantial financial and personnel resources which are more extensive than the Company's. These institutions include the major film studios - including Disney, Universal, MGM, and Sony - as well as the television networks. Industry members compete substantially for the hire or purchase of a limited number of producers, directors, actors, and screenplays which are able to attract major distribution in all media and all markets throughout the world.

     The motion picture business is highly competitive and has an extremely high profile in terms of name recognition, with relatively insignificant barriers to entry, and numerous entities compete for the same directors, producers, actors/actresses, distributors, theaters, etc. There is intense competition within the film industry for exhibition times at theaters, as well as for distribution in other media, and for the attention of the movie-going public and other viewing audiences. Competition for distribution in other media is as intense as the competition for theatrical distribution, and not all films are licensed in other media. Each year, numerous production companies are formed, and numerous motion pictures are produced, all of which motion pictures seek full distribution and exploitation. Despite the increase in the number of films, a small number of films, those which receive widespread consumer acceptance, account for a large percentage of total box office receipts.

Swimwear Business

General

     Breaking Waves is a designer, manufacturer, and distributor of girl's swimwear which is sold throughout the United States. In addition to swimwear, Breaking Waves also manufactures beach cover-ups and accessories to coordinate with its swimwear. Swimwear is made in children's sizes from 2-16 and in pre-teen sizes.

     Pursuant  to  its  license   agreement  with  Kawasaki   Motors  Corp.  USA
("Kawasaki"), commencing in the latter half of calendar 1998, the Company expanded its market by selling boy's swimwear, wet suits, cover-ups, and jackets under the "Jet Ski" trade name. The planned expansion of the "Jet Ski" line into the men's market was discontinued in October 1998, upon management's reevaluation of and dissatisfaction with the potential profitability of same.

     Breaking Waves markets swimwear under private brand labels including "Breaking Waves," "All Waves," and "Making Waves." Under a license agreement with Beach Patrol, Inc. ("Beach"), Breaking Waves also markets and manufactures a line of children's swimwear under the name "Daffy Waterwear" and has the exclusive right to use the "All Waves," "Breaking Waves," "Making Waves," and other marks in connection with its manufacture and sale of girls swim and beach wear

Products, Design, Supplies and Inventory

     Breaking Waves designs, manufactures, and sells both private label and name brand girl's swimwear and accessories as well as boy's swimwear, wet suits, cover-ups, and jackets. It has an office in Homestead, Florida where its designer designs all styles for its swimwear lines and accessory items. Each season, approximately 20-25 prints and fabrics are developed for the "Breaking Waves" line, and 15-18 prints and fabrics are developed for the "All Waves" line, which lines comprised approximately 33% and 25% of Breaking Waves' volume for the year ended December 31, 1998.

     In designing its children's swimwear, Breaking Waves adapts certain of the prints and styles it is provided by Beach which Breaking Waves feels are appropriate for children's wear. Approximately 12-16 prints and styles are typically marketed by Breaking Waves under the "Daffy Waterwear" label. Of each fabric or print chosen, the Company usually manufactures two swimsuits: a one-piece model and a two-piece model.

     Once Breaking Waves has chosen the prints it desires to use for its children's swimwear, it sends the fabric designs to its agent in Korea who disseminates same to one or more clothing manufacturers thereat for prototyping and the knitting or weaving and printing of fabrics. The manufacturer returns the fabrics to Breaking Waves, and upon Breaking Waves' approval thereof, the fabrics are sent, with the desired design, to any one or more of several Indonesian companies where the fabric is cut and sewn into a completed product. Finished goods are shipped from the Indonesian company to a public warehouse in the City of Industry, California. Breaking Waves has found that this process is the most cost-effective means of operating its business. It expects to continue its operations in this manner in the future, though it may use other manufacturers and suppliers in different countries.

     Breaking Waves' swimwear typically is produced in two blended fabrics: one is a blend of nylon and lycra spandex ("NL"), and the other is a blend of cotton, polyester, and lycra spandex ("CPL"). Each product line uses different designs and emphasizes different fabric blends.

     For each of the years ended December 31, 1998 and 1997, approximately 50%, 40%, and 10% of Breaking Waves' finished products were purchased from three manufacturers: two in Indonesia, and one in the Philippines. Although management of Breaking Waves is of the opinion that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such piece goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of Breaking Waves and, hence, the Company.

     Since Breaking Waves purchases finished garments from overseas contractors, it does not buy or maintain an inventory of sub-materials. It has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. Breaking Waves' inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Financing Arrangements

     In August 1997, the Company terminated its accounts receivable financing agreement with NationsBanc and entered into a Factoring and Revolving Inventory Loan and Security Agreement (the "Heller Agreement") with Heller Financial, Inc. ("Heller") pursuant to which Heller agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and (iv) guarantee letters of credit in excess of $1.5 million as well as provide certain other services. The Company is a guarantor of Breaking Waves' obligations to Heller. The Company maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires the Company to maintain $1.15 million on deposit as collateral for such letter of credit. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

     Initially, the Heller Agreement provided that at the time Heller purchased each receivable, it would charge Breaking Waves a factoring commission of 1%, but in no event less than $3.00 per invoice. In addition to advances, Heller would make revolving loans to Breaking Waves, on Breaking Waves' request, of up to 50% of eligible inventory. Moreover, Breaking Waves would pay Heller interest on the daily balance of outstanding advances and revolving loans at the Base Rate. "Base Rate" means a variable rate of interest per annum equal to the higher of (a) the rate of interest from time to time as published by the Board of Governors of the Federal Reserve System as the "Bank Prime Loan" rate in Federal Reserve Statistical Release H.15 (519) entitled "Selected Interest Rates" or any successor publication of the Federal Reserve System reporting the Bank Prime Loan rate or its equivalent, or (b) the Federal Funds effective rate.

     In December 1998, Breaking Waves and Heller amended the Heller Agreement to provide (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. The interest expense paid to Heller under the Heller Agreement totaled approximately $224,603 for the year ended December 31, 1998.

Marketing and Sales

     The "Daffy Waterwear" label is sold to department and specialty stores. The "Breaking Waves" label is also distributed through better department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups. For the year ended December 31, 1998, the "Breaking Waves" label accounted for approximately 33% of Breaking Waves' volume, the "All Waves" label accounted for approximately 25% of same, and the "Daffy Waterwear" and "Jet Ski" labels " accounted for approximately 33% and 9%, respectively.

     Breaking Waves sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. Its customers include the Dillard and Federated department store groups as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx, Kohl's Department Store, and Marshalls. Pursuant to a sales agreement entered into with Play Co. Toys & Entertainment Corp. ("Play Co."), Breaking Waves also sells its swimwear in certain of Play Co.'s toy stores. (See "--Acquisition of Minority Interest in Play Co. Toys & Entertainment Corp.") For the years ended December 31, 1998 and 1997, Breaking Waves had three and two major customers, respectively, comprising 13%, 13%, and 11% and 36% and 12% of net sales, respectively.

     Breaking Waves merchandise is shipped pursuant to purchase orders sent by its customers and is sent f.o.b. (freight on board) which means that Breaking Waves is not responsible for the goods during shipment or for the delivery charge. Payment is due 30 days after shipment. No goods are shipped on consignment; therefore, except for non-conforming or damaged goods, all goods shipped are considered sold.


     In addition to its in-house sales and showroom personnel, approximately twenty independent sales representatives throughout the United States sell Breaking Waves merchandise. These representatives service department stores and smaller specialty retailers. Separate independent representatives sell the "Daffy Waterwear" line. None of these representatives is under contract with Breaking Waves; nor does any receive a salary from same. Rather, each is paid a commission based upon his sales. In addition to showroom sales and sales representatives calling on customers, Breaking Waves exhibits its products at major trade shows. End of season and discontinued merchandise is sold to off-price stores.

Internet Sales

     In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.BreakingWaves.com. The website is designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, is available for online purchase by retailers. The Breaking Waves website is being hosted by Mindspring and incorporates e-commerce features from Cybercash and Mercantec, Inc.

     Management believes that the website will fill the needs of existing and potential customers. Through the Internet, retailers can purchase merchandise online in a matter of minutes, at their own convenience, instead of having to wait for a printed wholesale catalog. Management believes that the advantages and efficiencies created by the website will assist Breaking Waves in increasing brand awareness as well as market share. Marketing strategies for "driving" retailers to the site include co-op trade advertisements, tradeshow exposure, direct mail, and inclusion of the website address on all corporate collateral and product labels.

Work in Progress

     Breaking Waves manufactures its swimwear lines from June to December based on its knowledge of the market and past sales. Customer orders generally start arriving in June and July. Goods are reordered by customers on a continual basis through the following June. The quantity of open purchase orders at any date may be affected by, among other things, the timing and recording of orders. Breaking Waves does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error.

     The major design work takes place from January to May. Goods are manufactured, printed, and sewn overseas from June to December. Finished garments are shipped from the factory to a public warehouse in Los Angeles for shipments to retailers. The majority of shipments to retailers are made from November to May, with January through March being the peak shipping time.

Trademarks and Licensing; New Product Line

     Breaking Waves relies on common law trademarks for usage of its private label swimwear lines. In addition, in October 1995, it entered into a licensing agreement with Beach to use the trademark "Daffy Waterwear." Beach supplies prints and designs used under this agreement for the Daffy line. Pursuant to the licensing agreement, Breaking Waves was given the right to use those designs for a children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and
(iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively.

     Breaking Waves also entered into a licensing agreement with Kawasaki to use the trademark "Jet Ski" for a line of girl's, boy's, and men's swimwear and accessories. In October 1998, the men's line of "Jet Ski" swimwear and accessories was discontinued. "Jet Ski" is the brand name used throughout the world for all of Kawasaki's personal watercraft. The license agreement commenced July 1, 1997 and continues through May 31, 1999. It may be renewed for one year at Breaking Waves' option. Pursuant to the terms of the agreement, Breaking Waves shall pay to Kawasaki 5% of net sales of the goods sold under this line.

     In addition to the foregoing, Breaking Waves has registered trademarks for "Breaking Waves" and "All Waves." There can be no assurance that such trademarks or the marks licensed by Breaking Waves adequately will be protected against infringement. In addition, there can be no assurance that Breaking Waves will not be found to be infringing on another company's trademark. In the event Breaking Waves finds another party to be infringing upon one of its trademarks, if registered, or is found by another company to be infringing upon such company's trademark, there can be no assurance that Breaking Waves will have the financial means to litigate such matters.

     On October 31,1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("NSB") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded $4,852 and $0 in royalties under this agreement during the years ended December 31, 1998 and 1997, respectively.

Competition

     There is intense competition in the swimwear apparel industry. Breaking Waves competes with many other manufacturers in these markets, many of which are larger and have greater resources than it does. Major competitors in the swimwear industry include "Ocean Pacific," "Gottex," and "Speedo." In addition, department stores and retailers have their own private label programs which are the major competition in the mass merchant business.

     Breaking Waves' business is highly competitive with relatively insignificant barriers to entry and with numerous firms competing for the same customers. Breaking Waves is in direct competition with local, regional, and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing capabilities than it does. In addition, many large retailers have recently commenced sales of "store brand" garments which compete with those sold by Breaking Waves. Management believes that Breaking Waves' market share is not significant in its product lines.

     Breaking Waves' recent expansion into the boy's swimwear industry, through its "Jet Ski" line, represents an entry into a sector of the swimwear industry in which it has not previously entered. Breaking Waves believes that the boy's swimwear industry is similar to the girl's industries in many respects; however, there may be significant differences of which Breaking Waves is not aware. Although Breaking Waves plans to hire sales personnel with experience in selling boy's swimwear and products which relate to water sports, there can be no assurance that it will be successful in entering this new product sector. Additionally, Breaking Waves' use of a nationally recognized tradename like "Jet Ski" represents an entry into a new type of marketing with which Breaking Waves has no experience and which may produce unforeseen risks. There are many major brands that now sell products that relate to water sports, i.e. "Nike," "Quicksilver," "Addidas," "Body Glove," and "Polo Sport." Most of these manufacturers have established relationships with the retailers Breaking Waves targets (such as sporting good stores, surf shops, and outlets which sell "Jet Ski" watercraft) for its "Jet Ski" line.

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department stores and national retail clothing chains to jointly advertise and market their products. Since Breaking Waves does little advertising and has no agreement with any department store or national retail chain to advertise any of its products, it competes with companies that have brand names that are well known to the public. All other factors being equal, it can be expected that a retail shopper will buy a "brand name" garment before he buys an "unknown" brand.

Seasonality

     Breaking Waves' business is seasonal with a large portion of its revenues and profits derived between November and March. Each year from April through October, Breaking Waves designs and manufactures the following season's swimwear lines. There can be no assurance that revenues received from December to June will support Breaking Waves' operations for the rest of the year.

Employees

     The Company has two executive officers who oversee its operations and those of Breaking Waves and one administrative assistant. Most screenwriters, performers, directors, and technical personnel who are or will be involved in the Company's films are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films resulting in increased production costs and delayed return of investments. Breaking Waves has three executive officers, including two vice presidents in charge of design, merchandising, marketing, and sales and one administrative assistant. Breaking Waves has approximately twenty independent road sales people and accounting and clerical staff.

Business Risks

     The Company anticipates that the motion pictures it produces will cost between $1 million and $3 million, depending on the film. The likelihood of the success of each film and the Company's ability to stay on budget and on schedule for each film must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the production of a motion picture. Due to unforeseen problems and delays including illness, weather, technical difficulty, and human error, by completion, most films are considerably over budget. In addition, the lack of experience of management in this industry, the limited operating history and capital of the Company, and the competitive environment in which the Company operates may cause increased expenses due to mistakes and delays in the production of the films.


     The success of a film in theatrical distribution, television, home video, and other ancillary markets is dependent upon public taste which is unpredictable and susceptible to change. The number and popularity of other films being distributed may also significantly affect the theatrical success of a film. Accordingly, it is impossible for anyone to predict accurately the success of any film at the time it enters production. The production of a motion picture requires the expenditure of funds based largely on a pre-production evaluation of the commercial potential of the proposed project.

     The apparel industry is a cyclical industry, with consumer purchases of swimwear, accessory items, and related goods tending to decline during recessionary periods when disposable income is low. Accordingly, a prolonged recession would in all likelihood have an adverse effect on the operations of Breaking Waves and, hence, the Company. Breaking Waves operates in only one segment of the apparel industry, specifically swimwear, and is therefore dependent on the demand for such goods. Decreases in the demand for swimwear products would have a material adverse effect on the Company's business as a whole.

     Breaking Waves believes that its success in the swimwear industry depends in substantial part on its ability to anticipate, gauge, and respond to changing consumer demands and fashion trends in a timely manner. It designs its swimwear lines from January to May each year for delivery of products between November and May of the following year. Breaking Waves attempts to anticipate consumer preferences. There can be no assurance, however, that it will be successful in this regard, and if it misjudges the market for any of its products, it may be faced with unsold finished goods, inventory, and work in process, which could have an adverse effect on the Company's operations as a whole.

Common Stock Dividend

     On January 14, 1999, the Company's Board of Directors authorized the issuance of a stock dividend to all holders of shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), as of January 29, 1999 (the "Record Date"). Pursuant to the dividend, each share held on the Record Date generated the issuance of one additional share of Common Stock. The dividend was paid on February 5, 1999. Accordingly, unless otherwise noted, all share and per share information contained in this annual report reflects retroactive application of this dividend.


Acquisition of Minority Interest in Play Co. Toys & Entertainment Corp.

     On November 24, 1998, pursuant to a sales agreement (the "Sales Agreement") entered into in September 1998 by and between Breaking Waves and Play Co. (a toy retailer and publicly traded company whose board chairman is the President of both the Company and Breaking Waves), Breaking Waves purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. As a result of this stock purchase, Breaking Waves acquired approximately 25.4% of the total issued and outstanding shares of Play Co. common stock. As consideration for the stock, Breaking Waves remitted $504,000, which represented an approximate price of $0.36 per share: $300,000 of the consideration was remitted in cash, and the remaining $204,000 was provided in the form of merchandise, primarily girls' swimsuits.

     Breaking Waves had previously sold (during its last two seasons) a limited number of pieces of its swimwear to Play Co. in order to engage in a market test of the sale of same from certain of Play Co.'s toy stores. Since the test proved successful, Breaking Waves entered into the Sales Agreement, pursuant to which Breaking Waves agreed to sell to Play Co. on a wholesale basis and Play Co. agreed to purchase from Breaking Waves, during each season during which swimwear is purchased, an agreed upon number of pieces of merchandise for its retail locations. Play Co. further agreed to provide advertising, promotional materials, and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods, in all mediums utilized by same. The sales agreement is for a term of one year and automatically extends for one year terms unless either Breaking Waves or Play Co. terminates same.

Loans to Play Co. Toys & Entertainment Corp.

     On February 1, 1999, the Company loaned $100,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 9% per annum. The note is payable by Play Co. in four monthly installments commencing March 15, 1999 and ending June 15, 1999.

     On July 15, 1998, Breaking Waves loaned $300,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 9% per annum. The note called for five monthly installments of principal and interest commencing on August 15, 1998 and ending December 30, 1998 and has been repaid in full.

     On March 1, 1998 Breaking Waves loaned $250,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 15% interest per annum. The note called for ten monthly installments of principal and interest commencing on March 31, 1998 and ending on December 31, 1998 and has been repaid in full.

Private Offerings of Common Stock and Registration Thereof

     In February 1998, pursuant to private transactions, the Company sold 600,000 shares of Common Stock for approximately $195,000. In May 1998, pursuant to private transactions, the Company sold an additional 700,000 shares of Common Stock for an aggregate $560,000. The proceeds from these private offerings were utilized by the Company for general working capital and to fund the Company's interest in Battle Studies.

         In May 1998, the Company filed a Form S-3 registration statement to register the 600,000 shares issued in the February 1998 private placement and an additional 1,960,700 shares of Common Stock held by the Company's then majority shareholder, European Ventures Corp. ("EVC"), a company whose sole officer and director is related to the Company's president. The registration was deemed effective by the Securities and Exchange Commission (the "SEC") on July 30, 1998.

Warrant Distribution

     On April 15, 1998, the Company's Board of Directors authorized the distribution of Warrants (the "Distribution Warrants") to all holders of shares of the Company's Common Stock as of May 8, 1998 (the "Warrant Record Date"). Pursuant to the distribution, each share held on the Warrant Record Date shall generate the issuance of one Distribution Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The Distribution Warrants, which are exercisable for a period of three years commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the SEC. The Company intends to file the registration statement in May 1999.

One for Three Reverse Split

     In February 1998, the Company effected a one for three reverse split of its Common Stock. Accordingly, unless otherwise noted, all share and per share information contained in this annual report reflects retroactive application of this reverse split.

Initial Public Offering and Acquisition of Breaking Waves, Inc.

     In September 1996, the Company consummated a public offering of 533,333 shares of its Common Stock and 1,600,000 warrants (the "Warrants") at $5.00 per share and $0.25 per Warrant, respectively, through Euro-Atlantic Securities, Inc. ("Euro-Atlantic"). The Company received net proceeds of $3,813,294 from the offering. Also included in the offering were 933,333 shares and 2,000,000 Warrants registered for resale by EVC, the then majority shareholder of the Company.

     Pursuant to a stock purchase agreement, dated May 31, 1996, entered into between the Company and the shareholders of Breaking Waves, the shareholders of Breaking Waves exchanged all of the issued and outstanding shares of Breaking Waves common stock for 100,000 shares of the Company's Common Stock. The transaction (the "Acquisition") was consummated contemporaneously with the closing of the Company's initial public offering.

     Pursuant to the terms of the agreement, on the closing date of the Acquisition, Breaking Waves performed a recapitalization and exchanged of all of its common stock for new common stock and for a series of preferred stock designated the "Series A Preferred Stock." For each share of Breaking Waves' common stock exchanged, the holder received one share of new common stock and 28 shares of Series A Preferred Stock. In connection therewith, Breaking Waves amended its certificate of incorporation to authorize 5,600 shares of preferred stock, designated as the Series A Preferred Stock. One-half of the Series A Preferred Stock was redeemable by Breaking Waves at $100 per share on January 1, 1997, and the remaining one-half was redeemable at $100 per share on January 1, 1998. All Series A Preferred Stock, which had no dividend, conversion, or voting rights (but had a preference on liquidation equal to $100 per share) has been redeemed.

     Also pursuant to the terms of the agreement, the Company replaced the personal guarantees the prior shareholders of Breaking Waves issued to NationsBanc Commercial Corp. ("NationsBanc"), in accordance with the Company's then line of credit. The Company replaced the guarantees with letters of credit secured by bank deposits. The Company contributed $100,000 of the proceeds to the capital of Breaking Waves and simultaneously therewith, Breaking Waves repaid loans made by Daniel Stone and Susan Stone in the aggregate amount of $100,000. Immediately preceding the consummation of the Acquisition, Breaking Waves distributed to its shareholders an amount equal to 45% of the net income before taxes of Breaking Waves for the period from January 1, 1996 to the closing date. This was done in order to pay taxes owed by such shareholders, since Breaking Waves was a subchapter S corporation.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 14 East 60th Street, Suite 402, New York, New York 10022, (212) 688-9223, and comprise approximately 1,800 square feet. The Company leased its office space (approximating 2,600 square feet) in November 1996 for a term of five years, at an approximate base annual rental of $70,000. Anytime after November 1999, the Company has the option to terminate the lease.

     Breaking Waves maintains its executive offices and showroom at 112 West 34th Street, New York, New York 10120. Until January 1998, this space was approximately 1,000 square feet and comprised only office space. In January 1998, Breaking Waves amended its lease and rented an additional 1,000 square feet which comprises its showroom for the "Jet Ski" line. The lease is for a term of seven years, expiring December 2004, and carries an annual rental of $71,600. Breaking Waves also maintains a Florida office, which it moved in January 1999 from Miami to 19865 Southwest 328th Street, Homestead, Florida 33030. This office, comprising approximately 780 square feet, houses Breaking Waves' design operation and is rented month to month for approximately $900.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.




ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 24, 1998, the Company held an annual meeting of shareholders whereat the following proposals were put to the shareholders for voting thereon:
(i) to elect four directors to the Board of Directors, (ii) to authorize an offering of up to one million shares of the Company's Common Stock in a private placement, and (iii) to authorize Breaking Waves to purchase up to one million four hundred thousand shares of Play Co. common stock pursuant to the terms of a sales agreement between the companies.

         With respect to item (i) above, votes were cast as follows:

                                                               For                              Abstentions

         Harold Rashbaum                                      1,550,834                          24,138
         Robert DiMilia                                       1,538,284                          36,688
         Alain Le Guillou                                     1,538,284                          36,688
         James B. Frakes                                      1,538,350                          36,622

         With respect to item (ii) above, votes were cast as follows:

                      For                              Against                          Abstentions                 Not Voted

                  1,539,516                            26,933                               6,6475                    2,048

         With respect to item (iii) above, votes were cast as follows:

                  For                         Against                Abstentions                          Not Voted

                  1,542,502                   22,313                     8,109                              2,048


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low sale prices as reported by a market maker for the Company's Common Stock and Warrants, during the period from September 23, 1996 through December 31, 1998. Sales prices reflect prices between dealers and do not include resale mark-ups, mark-downs, or other fees or commissions.

                                                             Common Stock                            Warrants

Calendar Period                                   Low                 High                 Low                High

09/23/96 - 12/31/96                               6                    11 3/8              3 1/4              6 3/4
01/01/97 - 03/31/97                               3 1/4                 8 1/8              1                  5 1/2
04/01/97 - 06/30/97                               1 1/16                5                    1/8              1 1/2
07/01/97 - 09/30/97                               1                     1 7/8                3/8              1 1/16
10/01/97 - 12/31/97                                 5/16                1 7/8                1/8                5/8
01/01/98 - 02/04/98 (1)                             7/32                  5/16               1/32               1/8
02/05/98 - 03/31/98                               2 3/4                 3 3/16               1/32               7/32
04/01/98 - 06/30/98                               2 1/16                4 13/16              1/16               1/4
07/01/98 - 09/30/98                                 7/16                  3/32               1/32               1/8
10/01/98 - 12/31/98                                 5/16                1 1/4                1/32               1/16
01/01/99 - 03/31/99 (2)                             1/2                 2 25/32              1/32               5/16


     The above prices reflect the price per pre-reverse split shares and Warrants through February 5, 1998. The Company's one for three reverse stock split and corresponding Warrant adjustment became effective on February 5, 1998; accordingly, for dates thereafter, the above table reflects the price for post-split shares and post-adjustment Warrants commencing on that date. The table reflects the price for post-dividend shares and post-adjustment Warrants since February 5, 1999.

     As of March 30, 1999, there were 64 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of March 29, 1999, the number of outstanding shares of the Company's Common Stock was 5,372,971. (This number is subject to change, nominally, as the 2,751 pre-reverse split and pre-dividend shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders.)

     Initially, each Warrant entitled the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's Common Stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of Common Stock at an exercise price of $9.00. Pursuant to the Company's Common Stock dividend issued on February 5, 1999, however, the terms of the Warrants were adjusted again. Pursuant to the existing terms, the exercise of three Warrants at $9.00 entitles the holder thereof to purchase two shares of Common Stock.

     Euro-Atlantic, the underwriter of the Company's initial public offering, was a dominant influence in the market for the Company's securities until February 1997. In February 1997, Euro-Atlantic's clearing firm, WS Clearing Corp., ceased operations, which resulted in a freeze of all of the accounts of Euro-Atlantic, including its clients' accounts and firm trading account. Euro-Atlantic ceased operations immediately thereafter. The market for the Company's securities has been significantly affected and may continue to be affected by the loss of Euro-Atlantic's participation in the market. The loss of Euro-Atlantic's market making activities of the Company's securities decreased significantly the liquidity of an investment in such securities.

     On April 15, 1998, the Company's Board of Directors authorized the issuance of Distribution Warrants to all holders of shares of the Company's Common Stock as of the May 8, 1998 Warrant Record Date. Pursuant to the distribution, each share held on the Warrant Record Date shall generate the issuance of one Distribution Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The Distribution Warrants, which are exercisable for a period of three years, commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the SEC. The Company intends to file the registration statement in May 1999.

     The Company has paid no cash dividends and has no present plan to pay any cash dividends. Payment of future dividends will be determined from time to time by its board of directors, based upon its future earnings, if any, financial condition, capital requirements, and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

Recent Sales of Unregistered Securities

     Except where otherwise indicated, the sales of securities of the Company described below were exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by Section 4(2) of the Act for transactions not involving a public offering. All certificates evidencing such sales bear an appropriate restrictive legend.

     In December 1995, EVC acquired 3,333,334 shares of the Company's Common Stock and 2,000,000 Warrants in exchange for an initial capital contribution of $1,100,000. Of these shares, 933,334 were registered for resale in the Company's initial public offering, and 1,960,700 were registered with the Company's Form S-3 filed in May 1998. Also registered in the offering were the 2,000,000 Warrants. Between September 1996 and January 1999, EVC sold an aggregate of 1,893,334 shares of Common Stock and 1,997,600 Warrants.

     In September 1996, simultaneously with the Company's initial public offering and pursuant to a stock purchase agreement, dated May 31, 1996, entered into between the Company and the shareholders of Breaking Waves, the Company issued 100,000 shares of Common Stock to the shareholders of Breaking Waves in exchange for all of said shareholders' issued and outstanding shares of Breaking Waves common stock

     On February 9, 1998, in private transactions, the Company sold 600,000 shares of Common Stock to three entities at a price of $0.65 per share for an aggregate price of $195,000. These shares were purchased by the following accredited investors: Full Moon Development, Inc., Volcano Trading, Inc., and American Telecom Corp. (whose president, secretary, and a director is related to the Company's President). The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Securities Act of 1933. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

         On May 4, 1998, in private transactions, the Company sold 700,000 shares of Common Stock to three entities at a price of $1.60 per share for an aggregate price of $560,000. These shares were purchased by the following accredited investors: Amir Overseas Capital, Ltd., HDS Capital Corp. (whose secretary is related to the Company's President), and Galit Capital, Ltd. The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Securities Act of 1933. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

               CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate," "believe," "estimate," "expect," "objective," and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

General

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screen plays and producing motion pictures. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name label children's swimwear.

     The consolidated financial statements at December 31, 1998 and 1997 include the accounts of the Company and its wholly owned subsidiary, Breaking Waves (herein referred to as the "Companies") after elimination of all significant intercompany transactions and accounts

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since the Company and its subsidiary, Breaking Waves, operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

     Year ended  December  31, 1998 as compared to the year ended  December  31,
1997

Breaking Waves

     For the year ended December 31, 1998 and 1997, Breaking Waves generated net sales of $5,156,247 (inclusive of $204,000 of sales made to an affiliate) and $5,262,240 respectively with a cost of sales amounting to $3,221,238 and $3,222,478 respectively. The gross profit for the year ended December 31, 1998 amounted to $1,935,009, or 38%, as compared to the year ended December 31, 1997 during which it amounted to $2,039,762, or 39%.

     Selling, general, and administrative expenses during the years ended December 31, 1998 and 1997 amounted to $1,665,524 and $1,460,284, respectively. The increase, amounting to $205,240, is primarily attributable to costs associated in establishing a new product line ("Jet Ski") which was subsequently cancelled.

     The major components of the Breaking Waves selling, general, and administrative expenses during the year ended December 31, 1998 are as follows:
$554,402 of officers, office staff, and designer salaries and related benefits, $123,016 of commission expense, $213,471 of warehousing costs, $140,989 of royalty fees, $85,917 of rent expense, $56,545 of factor commissions, and $491,184 representing other miscellaneous general corporate overhead expenses.

     The major components of selling, general, and administrative expenses for the year ended December 31, 1997 are as follows: $522,387 of officers, office staff, and design salaries and related benefits, $141,339 of commission expense, $188,460 of warehousing costs, $111,355 of royalty fees, $78,719 of rent expense, $50,807 of factor commission and $367,217 representing other miscellaneous general corporate overhead expenses.

     Breaking Waves acquired a 25.4% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., representing a 25.4% ownership percentage, Breaking Waves recognized $473,270 of equity earnings in Play Co.'s earnings from November 24, 1998 to December 31, 1998.

     Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. Accordingly, the equity earnings in Play Co. are not indicative of the results to be expected if the investment in Play Co. was consummated at the beginning of the year.

     The following unaudited pro forma information presents the results of operations of Breaking Waves for the years ended December 31, 1998 and 1997 as if the investment in Play Co. was consummated at the beginning of each year:


                                                  Year Ended December 31,
                                                   1998           1997
                                                   -----          ----
                                                 (Unaudited)

Net Sales ..................................   $ 5,156,247    $ 5,262,240
Cost of Sales ..............................     3,221,238      3,222,478
Selling, general and administrative expenses     1,665,524      1,460,284
Other Income (Expenses) ....................      (315,091)      (753,861)
Net Loss ...................................       (81,912)      (207,069)

     These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on the date indicated, or of future results of operations.

     Interest  expense in connection  with its factoring  agreement  amounted to
$224,192  and  $224,397  for  the  years  ended   December  31,  1998  and  1997
respectively.

     Breaking Waves generated net income of $436,420 and $322,453, respectively, for the years ended December 31, 1998 and 1997 after an income tax provision of $36,306 and $32,686, respectively, for the years ended December 31, 1998 and 1997.

Hollywood Productions, Inc.

     For the years ended December 31, 1998 and 1997, the Company generated sales from its motion picture "Dirty Laundry" amounting to $120,211 and $44,875, respectively. Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 1999 and thereafter as a result of a new release of the picture during 1998.

     The Company's selling, general, and administrative expense amounted to $683,986 and $719,157 for the years ended December 31, 1998 and 1997, respectively. This represents a decrease of $35,171, or approximately 5%.

     The major components of the Company's expenses are as follows for the years ended December 31:

                                                                1998       1997
Salaries  (officer and office staff) and stock compensation
and related benefits ......................................   $242,313   $345,455
Legal and Professional fees ...............................     94,767     83,495
Rent ......................................................     72,257     72,960
Consulting fees ...........................................     52,000     58,950
Other general corporate and administrative expenses .......    222,649    158,297

     The company generated a net loss of $334,476 after an income tax benefit of $229,658 for the year ended December 31, 1998. The income tax benefit was primarily a result of the Company utilizing its net operating losses for federal tax purposes as of December 31, 1998. The Company has a net operating loss carry forward of approximately $865,000 for federal tax purposes which is expected to be utilized in the future as a result of filing consolidated federal income taxes with its subsidiary, Breaking Waves. For the year ended December 31, 1997, the Company had a net loss of $674,967 with no income tax benefit.

Liquidity and Capital Resources

     At December 31, 1998, the Companies have a consolidated working capital amounting to $1,413,717. The Companies anticipate that their current available cash will be sufficient for the next twelve months and they do not anticipate any cash shortfalls.

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of approximately $1,166,234. The Company maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,100,000. The Company believes that such risk is minimal. The Company maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for the letter of credit. Accordingly, such cash is designated as restricted.

     For the year ended December 31, 1998, the Companies reported a consolidated net income of $30,994 after an income tax benefit of $192,383 whereas for the year ended December 31, 1997, the Companies reported a consolidated net loss of $423,467 after a provision of income taxes amounting to $27,865.

Investment in Joint Venture

     Pursuant to a co-production agreement dated April 17, 1998, the Company invested $200,000 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies"), a limited liability company. Norfolk Films, Inc. ("NFF") an unrelated party, also invested $200,000 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of December 31, 1998, Battle Studies had completed filming its first motion picture and was in post production.

     The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of December 31, 1998, the Company has only recorded its initial $200,000 investment in the joint venture since no operations have yet commenced.

Factoring Arrangements

         (a)      NationsBanc

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell its interest in all present and future receivables without recourse. Interest expense in connection with such financing arrangement amounted to $156,785 for the year ended December 31, 1997. Effective on or about August 20, 1997, such financing agreement was cancelled and replaced with a factoring and revolving inventory loan and security agreement with Heller Financial, Inc. ("Heller").

         (b)      Heller

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (which was subsequently amended in December 1998) with Heller pursuant to which Heller agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and (iv) guarantee letters of credit in excess of $1,500,000 as well as provide certain other services. The Company is a guarantor of Breaking Waves' obligations to Heller. The Company maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for such letter of credit. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

     The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Interest expense related to this agreement totaled $224,603 and $67,611, respectively, for the years ended December 31, 1998 and 1997. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 1998, the net advances to Breaking Waves from the factor amounted to $2,063,554.

Capital Lease Obligations

     During 1998, the Company acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the following terms and conditions:

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

Lease Commitments

     The Company and its subsidiary have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased administrative offices through approximately January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves amended such lease and rented additional space at an annual rental of $71,600 expiring December 2004. Breaking Waves also leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

     Rent expense for the years ended December 31, 1998 and 1997 amounted to approximately $158,174 and $147,180, respectively.

License Agreements

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach"). Pursuant to the licensing agreement, Breaking Waves was given the right to use those designs for a children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $135,000 and $111,000 during the years ended December 31, 1998 and 1997, respectively.

     On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. The Company recorded $4,852 and $0 royalties under this agreement during the years ended December 31, 1998 and 1997, respectively.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expires May 31, 1999. No royalties were paid under the agreement during the years ended December 31, 1998 and 1997, respectively.

Internet Sales

     In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.BreakingWaves.com. The website is designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, is available for online purchase by retailers. The Breaking Waves website is being hosted by Mindspring and incorporates e-commerce features from Cybercash and Mercantec, Inc.

     Management believes that the website will fill the needs of existing and potential customers. Through the Internet, retailers can purchase merchandise online in a matter of minutes, at their own convenience, instead of having to wait for a printed wholesale catalog. Management believes that the advantages and efficiencies created by the website will assist Breaking Waves in increasing brand awareness as well as market share. Marketing strategies for "driving" retailers to the site include co-op trade advertisements, tradeshow exposure, direct mail, and including the site address on all corporate collateral and product labels.

Year 2000

     The Companies have addressed and will continue to address the year 2000 issue to ensure the reliability of their operational systems. The Companies have made and will continue to make certain investment in their software systems and applications to ensure that it is Year 2000 compliant. These expenditures, which are expensed as incurred, are not expected to be material . The Companies are also working with their suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business.

Private Placements

     During February and May 1998, pursuant to two separate private transactions, the Company sold 600,000 and 700,000 shares of Common Stock for approximately $195,000 and $560,000, respectively to certain entities. These funds were used by the Company primarily for working capital and to fund the Company's interest in Battle Studies. An officer of two of the entities who invested in the Company in the private placements is related to the Company's President.

     On July 30, 1998, the Securities and Exchange Commission declared effective a Form S-3 Registration Statement which registered the 600,000 shares from the February 1998 private transaction along with 1,960,700 shares held by the Company's then majority shareholder, European Ventures Corp. ("EVC"). EVC's sole officer and director is an affiliate of the Company's President.

Loans to Play Co.

     On March 1, 1998, Breaking Waves loaned funds to Play Co. in return for an unsecured promissory note in the amount of $250,000. Such note required monthly payments beginning March 31, 1998 of $25,000 plus interest at 15% per annum. The note was repaid in full as of December 31, 1998.

     On July 15, 1998, Breaking Waves loaned additional funds to Play Co. in return for an unsecured promissory note in the amount of $300,000. Such note required monthly payments beginning August 15, 1998 of $50,000 plus interest at 9% per annum through November 15, 1998 and a lump-sum payment of $100,000 plus interest on December 15,1998. The note was repaid in full as of December 31, 1998.

     Pursuant to an unsecured promissory note dated February 1, 1999, the Company loaned $100,000 to Play Co. bearing interest at 9% per annum. Play Co. agreed to repay such note by June 15, 1999 with monthly installments.

     Breaking Waves generated approximately $26,000 of interest income from loans to Play Co.

Common Stock Dividend

     On January 14, 1999, the Company declared a 100% Common Stock dividend to all shareholders of record as of January 29, 1999. The dividend was paid on February 5, 1999, whereby the Company issued 2,686,027 shares of Common Stock.

ITEM 7. FINANCIAL STATEMENTS

     See attached Financial Statements.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                                Age                     Position

Harold Rashbaum                     72                      President, CEO, and Director

Robert DiMilia                      53                      Vice President, Secretary, and                                Director

Alain Le Guillou, M.D.              42                      Director

James B. Frakes                     42                      Director



     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of shareholders or until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any officers or directors of the Company, except Mr. Rashbaum is the father-in-law of Dr. Alain Le Guillou. Dr. Le Guillou receives a director's fee of $1,000 per month for his participation as director. The Company does not have key man insurance on the lives of any of its officers or directors.

     As permitted under the Delaware General Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages caused by breaches of said directors' fiduciary duties. As a result of such provision, shareholders may be unable to recover damages against directors for actions which constitute negligence or gross negligence or are in violation of their fiduciary duties. This provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative and other types of shareholder litigation against directors.

     Harold Rashbaum has been the President, Chief Executive Officer, and a Director of the Company since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of the Company. Mr. Rashbaum has been the Chairman of the Board of Directors of Play Co. since September 10, 1996. Mr. Rashbaum was a management consultant to Play Co. from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys International, Inc. ("Toys," a wholly-owned subsidiary of Play Co.). Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder. Prior thereto from February 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., an electronics retailer. Mr. Rashbaum held this position at the request of the bankruptcy court during the time 47t Street Photo, Inc. was in Chapter 11. From January 1991 to February 1992, Mr. Rashbaum was a consultant for National Wholesale Liquidators, Inc., a major retailer of household goods and housewares.

     Robert DiMilia, has been a Director, Vice President, and Secretary of the Company since January 10, 1997. Prior thereto he was a consultant to the Company with respect to the production of Dirty Laundry. From 1991 to 1994, Mr. DiMilia was a Vice President for The Bon Bon Group, a national payroll/accounting entertainment service company. From March 1995 to May 1996, Mr. DiMilia was a media and marketing consultant in the film industry working on a variety of projects.

     Alain Le Guillou, M.D. has been a Director of the Company since May 1996. Since July 1995, Dr. Le Guillou has been a doctor of pediatrics at Montefiore Medical Group. From July 1992 to June 1995, Dr. Le Guillou was a pediatric resident at the University of Minnesota, Gillette Hospital, St. Paul, Minnesota. Dr. Le Guillou is the son-in-law of Harold Rashbaum.

     James Frakes was elected Director of the Company in January 1998. Mr. Frakes was appointed Chief Financial Officer and Secretary of Play Co. in July 1997. In August 1997, he was elected as a Director of Play Co. In January 1998, Mr. Frakes was appointed Secretary and Chief Financial Officer of Toys. He was elected as a Director thereof in May 1998. From June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc. ("UTI") and two of its subsidiaries, Polymer Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. This matter is pending before the United States Bankruptcy Court, Central District of California. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. In 1980, Mr. Frakes obtained a Masters in Business Administration from University of Southern California. He obtained his Bachelor of Arts degree in history from Stanford University, from which he graduated with honors in 1978.

Significant Employees

     Malcolm Becker, 63, has been the Vice President of Design, Merchandising, and Production of Breaking Waves since its inception in 1991.

     Michael Friedland, 61, has been the Vice President of Design, Marketing, and Sales of Breaking Waves since its inception in 1991.

     The Company has agreed to indemnify its officers and directors with respect to certain liabilities including liabilities which may arise under the Act. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers, and controlling persons of the Company pursuant to any charter, provision, by-law, contract, arrangement, statute, or otherwise, the Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the Company in the successful defense of any such action, suit, or proceeding) is asserted by such director, officer, or controlling person of the Company in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid to the named executive officer during the periods ended December 31, 1998, 1997, and 1996:

====================================================================================================================================
                                                      SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                          Long-Term Compensation

Name and Principal Position


                                                                       Awards                        Payouts

                                                                             Securities
                                                Other       Restricted       Underlying                       All
                                                Annual       Stock            Option/                        Other
                        Year   Salary  Bonus   Compens-      Awards            SAR            LTIP        Compensation
                                 ($)     ($)    ation         ($)               (#)         Payouts ($)       ($)
Harold Rashbaum ..      1998   156,000   --      --           --                --             --             --
  President,  CEO,
  And Director
                        1997   147,000   --      --           --                66,666(3)      --             --
                        1996(1) 26,000   --      --        100,000(2)           --             --             --

     (1) Commenced employment in May 1996. At the closing of the Company's initial public offering, HBR, a company controlled by Mr. Rashbaum and owned by his wife, received 5,000 shares of Common Stock and a consulting fee of $40,000.

     (2) Includes 33,333 shares issued under the Senior Management Incentive Plan in June 1996, subject to a two year vesting schedule. The shares were valued on issuance at $100,000 and were sold in May 1998. See "Senior Management Incentive Plan."

     (3) Includes options to purchase 100,000 pre-reverse split and pre-dividend shares of Common Stock issued in March 1997 under the Company's Senior Management Incentive Plan. In March 1998, the Board of Directors approved a revision of the terms of the options granted to Harold Rashbaum in accordance with the 1 for 3 reverse split of the Company's Common Stock. The revised terms reduced the number of shares underlying the option from 100,000 to 33,333 shares and decreased the exercise price from $5.125 to $2.93. In February 1999, the Board of Directors approved a revision of the terms of the options granted to Harold Rashbaum in accordance with the Company's issuance of a Common Stock dividend. The revised terms increased the number of shares underlying the option from 33,333 to 66,666 and decreased the exercise price from $2.93 to $1.46. See "Senior Management Incentive Plan."

Stock Options

     The following table provides information with respect to (i) the exercise of stock options by the named executive officer during the fiscal year ended December 31, 1998 and (ii) the fiscal year end value of all unexercised options:



=====================================================================================================================
                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEARS AND FY-END OPTION/SAR VALUES

=====================================================================================================================
                                                                                 Number of
                                                                             Securities Underlying          Value of Unexercised
                                                                             Unexercisable                    In-The-Money
                            Shares Acquired on Exercise                         Options/SAR's                 Options/SAR's
                                    (#)                                          FY-End (#)                   at FY-End ($)
          Name                                             Value                Exercisable/                  Exercisable/
                                                          Realized              Unexercisable                 Unexercisable
                                                            ($)
---------------------------------------------------------------------------------------------------------------------
     Harold Rashbaum                 0                       0                   66,666/0 (1)                 0/0 (2)
=====================================================================================================================

     (1) In March 1998, the Board of Directors approved a revision of the terms of the options granted to Harold Rashbaum in accordance with the 1 for 3 reverse split of the Company's Common Stock. The revised terms reduced the number of shares underlying the option from 100,000 to 33,333 shares and decreased the exercise price from $5.125 to $2.93. In February 1999, the Board of Directors approved a revision of the terms of the options granted to Harold Rashbaum in accordance with the Company's issuance of a Common Stock dividend. The revised terms increased the number of shares underlying the option from 33,333 to 66,666 and decreased the exercise price from $2.93 to $1.46.

     (2) The closing sales price on December 31, 1998 was $1.13 per share; therefore the options had no value.

---------------------------

Employment and Consulting Agreements

Hollywood Productions, Inc.

     Before he became an officer and director of the Company, Harold Rashbaum provided consulting services to the Company through HBR, a company of which he is an officer and director and of which his wife is the sole shareholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits received by the Company from the distribution of "Dirty Laundry". In addition, HBR received $40,000 and 5,000 shares of the Company's Common Stock at the closing of the Company's initial public offering. From October 1996 through March 1997, Mr. Rashbaum received a salary of $104,000 per annum for being an officer and director of the Company. In March 1997, Mr. Rashbaum's salary was increased to $156,000 per annum. In addition, Mr. Rashbaum received 33,333 shares of Common Stock under the Company's Senior Management Incentive Plan, one half of which shares vested in each of June 1997 and June 1998. These shares were sold. See "Certain Relationships and Related Transactions."

Breaking Waves, Inc.

     In January 1996, Dan Stone entered into a two year consulting agreement with Breaking Waves pursuant to which he was to oversee the operation of Breaking Waves in return for a yearly consulting fee of $100,000. Mr. Stone received $50,000 from the proceeds of the Company's initial public offering, as payment in advance of one half of the 1997 consulting fee, the balance of which was paid in weekly installments. On January 1, 1998, the consulting agreement expired, and Mr. Stone's relationship with Breaking Waves was terminated.

     In November 1996, Breaking Waves entered into three year employment agreements with each of Malcolm Becker and Michael Friedland. The agreements initially provided that Messrs. Becker and Friedland each would be compensated at a salary of $110,000 per annum during the term of his agreement and that each would be issued restricted shares of Common Stock, subject to a vesting schedule, annually during the term of his agreement. The number of shares of Common Stock to be issued is calculated on the basis of a market value (as hereinafter defined) of $25,000 on the date of issuance, subject to the following vesting schedule: (i) 1/2 of the shares issued on November 27, 1996 vested 90 days from issuance, and the balance vested 270 days from the date of issuance and (ii) for each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares vested six months from issuance, and the balance vested on the following anniversary. "Market Value" shall mean (i) $5.00 per share with respect to the shares issued in November 1996 and (ii) the average of the closing bid and asked prices for a share of Common Stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the Common Stock is quoted. The agreements include non-disclosure and non-compete clauses.

     In November 1996, 3,334 shares of the Company's Common Stock were issued to each of Messrs. Becker and Friedland, subject to the aforesaid vesting schedule. In November 1997, 14,444 shares of the Company's Common Stock were issued to each of Messrs. Becker and Friedland, subject to the aforesaid vesting schedule. In April 1999, the Company shall issue Mr. Becker 69,158 shares and shall issue Mr. Friedland 126,792 shares. In January 1998, Mr. Friedland's employment agreement was amended to provide for an increase in salary to $130,000 per annum. Also in January 1998, Mr. Becker's employment agreement was amended to reflect a reduction in the amount of time Mr. Becker would be required to devote to the business of Breaking Waves, a concomitant reduction in salary to $60,000 per annum, and a reduction in the number of shares of Common Stock to be issued (the number to equal a market value of $13,636). In January 1999, Mr. Becker's employment agreement was further amended to reflect an increase in the amount of time Mr. Becker would be required to devote to the business of Breaking Waves and a concomitant increase in salary to $70,000 per annum.

Senior Management Incentive Plan

General

     In May 1996, the Board of Directors adopted the Senior Management Incentive Plan (the "Management Plan") which was adopted by shareholder consent. The Management Plan provides for the issuance of an aggregate of 116,666 shares of Common Stock (adjusted for the February 1998 reverse split and February 1999
Common Stock dividend) in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees, and consultants.

     The Management Plan was adopted to provide the Board of Directors with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal for rewarding executive officers, employees, and consultants (of either the Company or a subsidiary of same) who render significant services to the Company or its subsidiary with equity in the Company through the grant of stock options and other rights. The Management Plan was adopted to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves (by offering those persons who provide significant services a personal interest in the Company's growth and success) and to augment the Company's existing compensation programs.

     The Management Plan is intended also to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only persons who perform services of special importance to the Company will be eligible to participate under the Management Plan. A total of shares of Common Stock have been reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator (as defined below).

     The Management Plan is to be administered by the Board of Directors or a committee of the Board if one is appointed for this purpose (the Board or such committee, as the case may be, will be referred to in the following description as the "Administrator"). Members of the Board of Directors who are eligible for awards or have been granted awards may not vote on any matters affecting the administration of the Management Plan or the grant of any award thereunder. Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards, and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a director of the Company will also be subject - in the event the Administrator of such plan at the time such award is proposed to be granted does not satisfy the requirements regarding the participation of "disinterested persons" set forth in

Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") - to the approval of an auxiliary committee consisting of not less than three individuals (all of whom qualify as "disinterested persons" as defined under Rule 16b-3. In the event the Board of Directors deems the formation of an auxiliary committee impractical, the Board is authorized to approve any award under the Management Plan. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that unless the Administrator determines otherwise, each option or right granted under the plan will become exercisable in full upon certain "change of control" events as described therein.

     If any change is made in respect of the Common Stock subject to the Management Plan or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, or dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to the Management Plan and the number of shares and price per share of Common Stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors except that any amendment which would change the class of securities subject to the plan, increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or change the category of persons who can be eligible for awards under such plan must be approved by the affirmative vote of the owners of a majority of the Common Stock entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights), and restricted shares.

Incentive Stock Options ("ISOs" and "non-ISOs")

     The Management Plan may be either incentive stock options which qualify as such under the Internal Revenue Code ("ISOs") or options which do not qualify under the Internal Revenue Code as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant except that an ISO granted to any person who owns Common Stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% Shareholder") must be granted at an exercise price of at least 110% of the fair market value of the Common Stock on the date of the grant. The exercise price of non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Administrator will determine the exercise period of the options granted which shall be no less than one year from the date of grant. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant. ISOs granted to persons other than 10% Shareholders may be exercisable for a period of up to 10 years from the date of grant; ISOs granted to 10% Shareholders may be exercisable for a period of up to five years from the date of grant. The aggregate fair market value (determined at the time an ISO is granted) of shares of Common Stock that are subject to ISOs held by a plan participant that may be exercisable for the first time during each calendar year may not exceed $100,000.

     Payment for shares of Common Stock purchased pursuant to exercise of stock options may be remitted in cash or by certified check or at the discretion of the Administrator (i) by promissory note, (ii) promissory note combined with cash, (iii) by shares of Common Stock having a fair market value equal to the total exercise price, or (iv) by a combination of items (i)-(iii) above. The provision that permits the delivery of already owned shares of stock as payment for the exercise of an option may permit "pyramiding." In general, pyramiding enables a holder to use shares of Common Stock owned in order to pay for the exercise of the stock option. This is done by transferring such shares to the Company as payment of the exercise price for the shares purchased pursuant to the exercise of the Option. The value of such shares shall be determined by the market value of the shares at the time of transfer. Thereafter, the shares received upon the exercise of the option could then be used to do the same. Thereby, the holder may start with as little as one share of Common Stock and use the shares of Common Stock acquired in successive, simultaneous exercises of the option to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of Common Stock used to exercise the option.

     Upon termination of employment, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was death or permanent disability of the optionee, the vested portion of the option shall remain exercisable for a period of 12 months thereafter.

     In March 1997, the Company granted to each of Mr. Rashbaum and Mr. DiMilia an option to purchase 100,000 and 50,000 pre-reverse split and pre-dividend shares, respectively, of Common Stock at an exercise price of $5.125 per share, pursuant to the Management Plan. The terms of each option were revised in accordance with the February 1998 reverse split of the Company's Common Stock and the February 1999 Common Stock dividend and now provide for the purchase of 66,666 and 33,332 shares, respectively, at $1.46 per share. See "Certain Relationships and Related Transactions."

Incentive Stock Rights

     Incentive stock rights consist of incentive stock units each of which is equivalent to one share of Common Stock and may be awarded in consideration for services performed for the Company or any subsidiary. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, at which time the Company will issue one share of Common Stock for each unit awarded upon the completion of each specified period. If the employment with the Company of the holder of the incentive stock units terminates prior to the end of the incentive period relating to the units awarded, the rights will thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his heirs, as the case may be, will be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which has elapsed prior to the death or disability.

Stock Appreciation Rights (SARs)

     SARs may be granted to recipients of stock options under the Management Plan. In the discretion of the Board of Directors, SARs may be granted simultaneously with, or subsequent to, the grant of a related stock option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR, and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. An option holder may be granted general SARs ("general SARs"), limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive - without payment of cash or property to the Company - cash, shares of Common Stock, or a combination of both in an amount determined by dividing (i) that portion, elected by the option holder, of the total number of shares which the holder is eligible to purchase multiplied by the amount, if any, by which the fair market value of a share of Common Stock (on the exercise date) exceeds the option exercise price of the related option by (ii) the fair market value of a share of Common Stock on the exercise date. Limited SARs are similar to general SARs except that, unless the Administrator determines otherwise, limited SARs may be exercised only during a prescribed period following the occurrence of one or more of the following "change of control" transactions: (i) the approval of the Board of Directors and shareholders of the Company of a consolidation or merger in which the Company is not the surviving corporation, the sale of all or substantially all of the assets of the Company, or the liquidation or dissolution of the Company, (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board, (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities, or (iv) in the event, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

     An SAR holder may exercise his SAR rights by giving written notice of such exercise to the Company, which specifies the number of shares of Common Stock involved. The exercise of any portion of either the related stock option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs. SARs have the same termination provisions as the underlying stock options (as described above) in the event an SAR holder ceases to be an employee of the Company.

Restricted Stock Purchase Agreements

     Restricted share agreements provide for the issuance of restricted shares of Common Stock to eligible participants under the Management Plan. The Board of Directors may determine the price to be paid by the participant for the shares or that the shares may be issued for no monetary consideration. The shares issued shall be subject to restrictions for a stated restricted period during which the participant must remain in the Company's employ in order to retain the shares. Payment may be made in cash, by promissory note, or via a combination of both. In June 1996, the Company issued an aggregate of 41,667 restricted shares under the Management Plan: (i) each of Mr. Rashbaum and Mr. Melillo received 33,333 shares and (ii) Charles Rosen, a consultant to the Company, received 16,667 shares. All such shares were subject to a vesting schedule whereby half of the shares were to vest in each of June 1997 and 1998. Upon the termination of Mr. Rosen's consulting agreement, his 16,667 shares were cancelled by the Company; likewise, Mr. Mellilo's 33,333 shares were cancelled upon his resignation.

     Restricted shares awarded under the Management Plan will be subject to a period of time, designated by the Administrator as the "restricted period," during which the holder has limited rights with respect to such shares. The Administrator may also impose other restrictions, terms, and conditions that must be fulfilled before the restricted shares may vest. Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued, and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate, other than distributions made solely with respect to the restricted shares ("retained distributions")), if any, which are paid or distributed on the restricted shares and, generally, to exercise all other rights as a holder of Common Stock except that until the end of the restricted period: (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares or receive retained distributions, and (ii) the holder will not be entitled to sell, transfer, or otherwise dispose of the restricted shares. A breach of any restrictions, terms, or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

     Upon expiration of the applicable restricted period(s) and the satisfaction of any other applicable conditions, the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holder's employ is terminated without cause or because of a total disability (in each case as defined in the Management Plan) or the holder dies, unless otherwise provided in the restricted share agreement providing for the award of restricted shares, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited. Upon forfeiture of any restricted shares, the Company will repay to the holder thereof any amount the holder originally paid for such shares.

     Acceleration of all awards under the Management Plan shall occur, pursuant to the provisions of Section 13 the Management Plan, on the first day following the occurrence of any of the following: (a) the approval by the shareholders of the Company of an "Approved Transaction," (b) a "Control Purchase," or (c) a "Board Change."

     An "Approved Transaction" is defined as (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities, or other property other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (iii) the adoption of any plan or proposal for the liquidation or dissolution of the Company.

     A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation, or other entity (other than the Company or any employee benefit plan sponsored by the Company) (i) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities, or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors or (ii) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

     A "Board Change" is defined as circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

Non-Executive Director Stock Option Plan

     The Company terminated its Non-Executive Director Stock Option Plan on December 31, 1998, in accordance with the terms thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of March 29, 1999 by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers, directors, and key employees as a group. All numbers reflected herein and in the footnotes hereto have been adjusted to reflect the 1 for 3 reverse split effected on February 5, 1998 and the Common Stock dividend paid on February 5, 1999.


            Name and Address                          Number of Shares            Percent of Common Stock Beneficially Owned (2)(3)
           of Beneficial Owner                     Beneficially Owned (1)
           -------------------                     ------------------

European Ventures Corp.
P.O. Box 47                                             1,440,700 (4)                                26.8%
Road Town,
Tortola, British Virgin Islands

Harold Rashbaum
c/o Hollywood Productions, Inc.                          -- (5)                                      1.2%
14 East 60th Street, Suite 402
New York, New York 10022

Robert DiMilia
c/o Hollywood Productions, Inc.                          -- (6)                                        *
14 East 60th Street, Suite 402
New York, New York 10022

Alain Le Guillou, M.D.
c/o Hollywood Productions, Inc.                          --                                           --
14 East 60th Street, Suite 402
New York, New York 10022

(table continued from previous page)

James Frakes
c/o Hollywood Productions, Inc.                          --                                           --
14 East 60th Street, Suite 402
New York, New York 10022

All Officers and Directors as a Group (four persons)
                                                         -- (5)(6)                                   1.8%

* Less than 1%

     (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or entity to acquire them within 60 days, whether by the exercise of options or Warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or entity.

     (2) The "Percent of Common Stock Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) the number of shares of Common Stock that such person or entity has the right to acquire within 60 days, whether by exercise of options or Warrants. The "Percent of Common Stock Beneficially Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of said person, to acquire them within 60 days, whether by exercise of options or Warrants.

     (3) Does not give effect to the issuance of (i) 2,560,000 shares of Common Stock issuable upon exercise of the 3,840,000 outstanding Warrants, at an exercise price of $9.00 per share or (ii) 116,666 shares of Common Stock reserved for issuance under the Company's Senior Management Incentive Plan.

     (4) Does not include 1,600 shares of Common Stock underlying the 2,400 Warrants owned by EVC.

     (5) Does not include 66,666 shares of Common Stock underlying an option granted under the Company's Senior Management Incentive Plan. See "Executive Compensation."

     (6) Does not include 33,332 shares of Common Stock underlying an option granted to Robert DiMilia under the Company's Senior Management Incentive Plan. See "Executive Compensation."


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 1, 1999, the Company loaned $100,000 to Play Co. (a toy retailer and publicly traded company whose board chairman is the President of both the Company and Breaking Waves) and received in exchange therefor an unsecured promissory note bearing interest at 9% per annum. The note is payable by Play Co. in four monthly installments commencing March 15, 1999 and ending June 15, 1999.

     On November 24, 1998, pursuant to its Sales Agreement entered into in September 1998 by and between Breaking Waves and Play Co., Breaking Waves purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. As a result of this stock purchase, Breaking Waves acquired approximately 25.4% of the total issued and outstanding shares of Play Co. common stock. As consideration for the stock, Breaking Waves remitted $504,000, which represented an approximate price of $0.36 per share: $300,000 of the consideration was remitted in cash, and the remaining $204,000 was provided in the form of merchandise, primarily girls' swimsuits.

     Breaking Waves had previously sold (during its last two seasons) a limited number of pieces of its swimwear to Play Co. in order to engage in a market test of the sale of same from certain of Play Co.'s toy stores. Since the test proved successful, Breaking Waves entered into the Sales Agreement, pursuant to which Breaking Waves agreed to sell to Play Co. on a wholesale basis and Play Co. agreed to purchase from Breaking Waves, during each season during which swimwear is purchased, an agreed upon number of pieces of merchandise for its retail locations. Play Co. further agreed to provide advertising, promotional materials, and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods, in all mediums utilized by same. The sales agreement is for a term of one year and automatically extends for one year terms unless either Breaking Waves or Play Co. terminates same.

     On July 15, 1998, Breaking Waves loaned $300,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 9% per annum. The note called for five monthly installments of principal and interest commencing on August 15, 1998 and ending December 30, 1998 and has been repaid in full.

     On March 1, 1998 Breaking Waves loaned $250,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 15% interest per annum. The note called for ten monthly installments of principal and interest commencing on March 31, 1998 and ending on December 31, 1998 and has been repaid in full.

     In April 1998, the Company completed a private placement of 700,000 shares of the Company's Common Stock at a price of $1.60 per share. HDS Capital Corp., a company whose secretary is related to the Company's President, purchased 250,000 such shares thereby. See "Description of Business-Private Offerings of Common Stock and Registration Thereof."

     In February 1998, the Company completed a private placement of 600,000 shares of the Company's Common Stock at a price of $0.65 per share. American Telecom Corporation, a company whose president, secretary, and a director is related to the Company's President, purchased 200,000 shares thereby. See "Description of Business-Private Offerings of Common Stock and Registration Thereof."

     During the years ended December 31, 1998 and 1997, the Company remitted $27,000 and $69,500, respectively, in financial consulting fees to DRA Consulting, Inc., a company whose president is related to the Company's President.

     In March 1997, the Company granted to each of Harold Rashbaum and Robert DiMilia an option to purchase 100,000 and 50,000 pre-reverse split shares, respectively, of Common Stock at an exercise price of $5.125 per share, pursuant to the Management Plan. The terms of this option were revised in accordance with the February 1998 reverse split of the Company's Common Stock and the February 1999 Common Stock dividend and now provide for the purchase of 66,666 and 33,332 shares, respectively, at $1.46 per share. See "Executive Compensation - Senior Management Incentive Plan."

     In October 1996, in exchange for two promissory notes, the Company loaned Mr. Rashbaum and Robert Melillo (the former Chief Executive Officer, President, and Director of the Company) an aggregate of $87,000 bearing interest at 6 1/2% payable over three years. In January 1997, the balance of Mr. Melillo's note, aggregating $30,130, was forgiven as part of a severance package provided to same.

     In June 1996, the Company issued 33,333 shares of Common Stock to Mr. Melillo under the Management Plan. The shares were to vest at the rate of in each of June 1997 and 1998. On January 10, 1997, Mr. Melillo resigned and agreed to return 16,667 shares to the Company. Mr. Melillo failed to comply with the terms of his resignation; therefore, all 33,333 shares were cancelled. See "Executive Compensation - Employment and Consulting Agreements."

     Before he became an Officer and Director of the Company, Mr. Rashbaum provided consulting services to the Company through HBR, a company of which he is an officer and director and of which his wife is the sole shareholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits received by the Company from the distribution of Dirty Laundry. In addition, HBR received $40,000 and 5,000 shares of the Company's Common Stock at the closing of the Company's initial public offering. From October 1996 through March 1997, Mr. Rashbaum received a salary of $104,000 per annum for being an officer and director of the Company. In March 1997, Mr. Rashbaum's salary was increased to $156,000 per annum. In addition, Mr. Rashbaum received 33,333 shares of Common Stock under the Management Plan, one half of which shares vested in each of June 1997 and June 1998. See "Executive Compensation - Employment and Consulting Agreements."

     In January 1996, Dan Stone entered into a two year consulting agreement with Breaking Waves pursuant to which he was to oversee the operation of Breaking Waves in return for a yearly consulting fee of $100,000. Mr. Stone received $50,000 from the proceeds of the Company's initial public offering, as payment in advance of one half of the 1997 consulting fee, the balance of which was paid in weekly installments. On January 1, 1998, the consulting agreement expired, and Mr. Stone's relationship with Breaking Waves was terminated. See "Executive Compensation - Employment and Consulting Agreements."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II,

Item 8:

             Index to Financial Statements ................................   F-0
             Report of Independent Certified Public Accountants ...........   F-1
             Balance Sheets ...............................................   F-2
             Statements of Operations .....................................   F-3
             Statement of Stockholders' Equity ............................   F-4
             Statements of Cash Flows .....................................   F-5 - F-6
             Notes to Financial Statements ................................   F-7 - F-25


On October 29, 1998, the Company filed a report on Form 8-K disclosing the dismissal of Scarano & Tomaro, P.C. as auditors of the Company. The Form 8-K was amended on November 24, 1998.

     The following exhibits which are designated by an asterisk (*) are filed herewith, and those designated by (**) shall be filed by amendment hereto. Exhibits not so designated previously were filed with the Securities and Exchange Commission with either (i) the Registration Statement on Form SB-2, file no. 333-5098-NY, (ii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 1, (iii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 2, or (iv) such other documents as the Company has filed with the Securities and Exchange Commission as designated below. Pursuant to 17 C.F.R. 230.411, each exhibit filed by the Company is incorporated by reference herein.

  3.1                    Certificate of Incorporation of the Company
  3.2                    Amendment to Certificate of Incorporation of the Company, filed in June 7, 1996
  3.4                    By-Laws of the Company
  3.6                    Certificate of Incorporation of Breaking Waves, Inc.
  3.7                    By-Laws of Breaking Waves, Inc.
  4.1                    Specimen Common Stock Certificate
  4.2                    Specimen Warrant Certificate
  4.4                    Form of Warrant Agreement between the Company, the Underwriter and Continental
                         Stock Transfer & Trust Company
  4.5                    Form of Restricted Stock Agreement
 10.2                    The Company's Senior Management Incentive Plan
 10.4                    Consulting Agreement between Breaking Waves, Inc. and Dan Stone
 10.5                    Lease for premises at 112 West 34th Street, New York, New York
10.6                     Lease for premises at 8410 N.W. 53rd Terrace, Miami, Florida
10.6(a)                  Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida
 10.7                    Stock Purchase Agreement between the Company, European Ventures Corp., Breaking Waves, Inc., and the
                         shareholders of Breaking Waves, Inc., dated May, 1996
 10.9                    Property Acquisition Agreement between the Company and Rogue Features, Inc., dated March, 1996
 10.10                   Co-production agreement between the Company and Rogue Features, Inc., dated March, 1996 and all amendments thereto
 10.11                   Right of First Refusal Agreement with principals of Rogue Features, Inc.
 10.13                   Shippers Agency Agreement between Hollywood Productions, Inc., and Third Party Enterprises, Inc.
 10.14                   License Agreement between Breaking Waves, Inc. and Beach Patrol, Inc.
 10.16                   Employment Agreement with Michael Friedland (incorporated by reference to the indicated exhibit in the
                         Company's 10-KSB for the year ended December 31, 1996)
10.17                    Employment Agreement with Malcolm Becker (incorporated by reference to the indicated exhibit in the
                         Company's 10-KSB for the year ended December 31, 1996)
 10.18                   Termination of Employment Agreement with Robert Melillo (incorporated by reference to the indicated
                         exhibit in the Company's 10-KSB for the year ended December 31, 1996)
 10.19                   Trident Releasing, Inc. License Agreement (incorporated by reference to the indicated exhibit in the
                         Post-Effective Amendment No.1)
 10.20                   Cyclone Option Agreement (incorporated by reference to the indicated exhibit in the Post-Effective
                         Amendment No.1)
 10.21                   Cyclone Co-Writer Agreement (incorporated by reference to the indicated exhibit in the Post-Effective
                         Amendment No.1)
 10.22                   Heller Financial Agreement (incorporated by reference to the indicated exhibit in the Post-Effective
                         Amendment No.2)
 10.23                   Non-Executive Director Stock Option Plan (incorporated by reference to Appendix B in the Proxy Statement for the Company's June 1997 Annual Meeting)
 10.24                   Kawasaki Motors Corp., USA "Jet Ski" License Agreement (incorporated by reference to the indicated exhibit in the Company's 10-KSB for the year ended December 31, 1997)
 10.25                   Amendment to lease at 112 West 34th Street, New York, New York (incorporated by reference to the indicated
                         exhibit in the Company's 10-KSB for the year ended December 31, 1997)
 10.26                   Form of Subscription Agreement used in connection with the Company's February 1998 Private Placement
                         (incorporated by reference to the indicated exhibit in the Company's 10-KSB for the year ended
                         December 31, 1997)
10.27*                   Form of Subscription Agreement used in connection with the Company's May 1998 Private Placement
10.28*                   Amendment to Employment Agreement with Michael Friedland dated January 1, 1998
10.29*                   Amendment to Employment Agreement with Malcolm Becker dated January 1, 1998
10.30*                   Second Amendment to Employment Agreement with Malcolm Becker dated January 1, 1999
10.31**                  Lease for premises at 14 East 60th Street, Room 402, New York, New York
16.01                    Letter from Scarano & Tomaro, P.C. regarding dismissal of Scarano & Tomaro, P.C. as the Company's auditors
                         (incorporated by reference to the indicated exhibit in the Company's Form 8-K/A filed on November 24, 1998)
 27.1*                   Financial Data Schedule

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                              Page
                                                                                             number

Independent auditors' report                                                                   F-1

Consolidated balance sheet at December 31, 1998                                                F-2

Consolidated statements of operations for the years ended
 December 31, 1998 and 1997                                                                    F-3

Consolidated statement of stockholders' equity for the years ended
 December 31, 1998 and 1997                                                                    F-4

Consolidated statements of cash flows for the years ended
 December 31, 1998 and 1997                                                                 F-5 - F-6

Notes to consolidated financial statements                                                 F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Hollywood Productions, Inc



     We have audited the accompanying consolidated balance sheet of Hollywood Productions, Inc. and Subsidiary the "Company", as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and the consolidated results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.




Massella, Tomaro & Co., LLP
Jericho, New York
February 25, 1999

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998


                                                      ASSETS

Current assets:
    Cash                                                                                                         $         159,526
    Cash - restricted                                                                                                    1,150,000
    Accounts receivable                                                                                                     53,228
    Prepaid expenses                                                                                                        52,668
    Inventory                                                                                                            2,663,003
    Advances to officer                                                                                                     18,000
    Deferred tax asset                                                                                                      55,000
                                                                                                                 -----------------
         Total current assets                                                                                            4,151,425

Furniture, computer equipment, and leasehold improvements, net                                                              78,875
Film production and distribution costs, net                                                                              1,901,222
Costs in excess of net assets of business acquired                                                                         904,641
Investments in joint venture and affiliate                                                                               1,177,270
Advances to officer - non-current portion                                                                                   22,000
Organizational costs, net                                                                                                   50,000
Deferred tax asset - non current                                                                                           173,658
Other assets                                                                                                                20,635
                                                                                                                 -----------------
         Total assets                                                                                                   $8,479,726


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                             $          70,202
    Accrued expenses                                                                                                       540,204
    Due to factor                                                                                                        2,063,554
    Capital lease obligations                                                                                               13,589
    Deferred tax liability                                                                                                  50,159
                                                                                                                 -----------------
         Total current liabilities                                                                                       2,737,708


Capital lease obligations, net of current portion                                                                           43,683
                                                                                                                 -----------------

         Total liabilities                                                                                               2,781,391

Commitments and contingencies (Note 9)                                                                                           -

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     5,373,388 shares issued and outstanding (Notes 1 and 13)                                                                5,374
    Additional paid-in capital                                                                                           6,307,416
    Accumulated deficit                                                                                                    (614,455)
                                                                                                                  ------------------
         Total stockholders' equity                                                                                      5,698,335

Total liabilities and stockholders' equity                                                                       $       8,479,726
                                                                                                                 =================

           See accompanying notes to consolidated financial statements

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                         1998            1997
                                                                   ---------------  -------------

Net sales .........................................................   $ 5,276,459    $ 5,307,115

Cost of sales .....................................................     3,343,364      3,263,744
                                                                      -----------    -----------

Gross profit ......................................................     1,933,095      2,043,371
                                                                      -----------    -----------

Expenses:
    Selling, general, and administrative expenses .................     2,349,510      2,179,441
    Amortization of costs in excess of net assets of business
    acquired ......................................................        70,952         70,952
                                                                      -----------    -----------

Total expenses ....................................................     2,420,462      2,250,393
                                                                      -----------    -----------

Loss before other income (expense)
 and provision for income taxes ...................................      (487,367)      (207,022)
                                                                      -----------    -----------

Other income (expense):
    Equity in earnings of affiliate ...............................       473,270           --
    Rental income .................................................        15,947           --
    Cancellation (issuance) of stock issued in lieu of compensation        62,500        (62,500)
    Public offering costs .........................................       (91,385)          --
    Interest and finance expense ..................................      (224,603)      (224,396)
    Interest income ...............................................        90,249         98,316
                                                                      -----------    -----------
         Total other income (expense) .............................       325,978       (188,580)
                                                                      -----------    -----------

Loss before (benefit) provision for
 income taxes .....................................................      (161,389)      (395,602)

(Benefit) provision for income taxes ..............................      (192,383)        27,865
                                                                      -----------    -----------

Net income (loss) .................................................        30,994       (423,467)

Other items of comprehensive income ...............................          --             --
                                                                      -----------    -----------

Comprehensive net income (loss) ...................................   $    30,994    $  (423,467)
                                                                      -----------    -----------

Basic:
    Net loss ......................................................   $       .01    $      (.10)
                                                                      ===========    ===========

Weighted average number of
 common shares outstanding ........................................     4,990,554      4,064,080
                                                                      ===========    ===========



           See accompanying notes to consolidated financial statements

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                        Additional                       Total
                                                Common Stock             Paid-in        Accumulated   Stockholders'
                                            Shares*          Amount      Capital          Deficit       Equity

Balances at December 31, 1996 ........     4,078,334    $     4,054    $ 5,653,754    $  (221,982)   $ 5,435,826

Cancellation of common stock in
 connection with senior management
 incentive income plan ...............       (16,666)           (50)       (62,450)          --          (62,500)

Issuance of common stock pursuant to a
 management employment agreement .....        28,888             86         24,914           --           25,000

Net loss for the year ended
 December 31, 1997 ...................          --             --             --         (423,467)      (423,467)
                                         -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1997 ........     4,090,556          4,090      5,616,218       (645,449)     4,974,859

Sale of common stock .................     1,300,000          1,300        753,682           --          754,982

Cancellation of common stock
 in connection with Senior
 Management Plan .....................       (16,668)           (16)       (62,484)          --          (62,500)

Net income for the year ended
 December 31, 1998 ...................          --             --             --           30,994         30,994
                                         -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1998 ........     5,373,888    $     5,374    $ 6,307,416    $  (614,455)   $ 5,698,335
                                         ===========    ===========    ===========    ===========    ===========

*Notes 1 and 13














           See accompanying notes to consolidated financial statements

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                     1998            1997
                                                                --------------  ----------

Cash flows from operating activities:
   Net income (loss) ..........................................   $    30,994    $  (423,467)
   Adjustments to reconcile net income (loss) to net
    cash (used for) operating activities:
       Equity earnings in affiliate ...........................      (473,270)          --
       Amortization and depreciation ..........................       283,584        169,980
       Expensing of deferred offering cost ....................        87,385           --
       Sale of inventory to acquire common stock ..............      (204,000)          --
       Deferred income tax (benefit) expense ..................      (195,660)         4,852
       Forgiveness of note receivable in lieu of compensation .          --           30,130
       Cancellation (issuance) of stock issued for compensation       (62,500)        87,500
       Decrease (increase) in:
          Accounts receivable .................................       (29,911)          (966)
          Prepaid Expenses ....................................        (6,427)        42,319
          Inventory ...........................................      (279,811)      (567,666)
          Film production costs ...............................      (277,378)      (268,597)
          Security deposits ...................................        (1,533)        (9,924)
       Increase (decrease) in:
          Accounts payable ....................................       (64,216)        72,130
          Accrued expenses ....................................       336,743         98,405
          Due to factor .......................................       312,660        316,208
            Income taxes payable ..............................          --          (35,279)
                                                                  -----------    -----------

Net cash used for operating activities ........................      (543,340)      (484,375)
                                                                  -----------    -----------

Cash flows from investing activities:
   Acquisition of furniture, computer equipment, and
     leasehold improvements ...................................       (10,891)       (19,084)
   Investment in common stock of affiliate ....................      (300,000)          --
   Investment in joint venture ................................      (200,000)          --
   Subsidiary's redemption of preferred stock .................      (280,000)      (280,000)
                                                                  -----------    -----------

Net cash used for investing activities ........................      (790,891)      (299,084)
                                                                  -----------    -----------

Cash flows from financing activities:
   Sale of common stock .......................................       754,982
   Repayments from (advances to) related parties ..............        40,028        (13,804)
   Principal payments on capital leases .......................        (4,234)          --
   Offering costs incurred ....................................          --          (67,385)
                                                                  -----------    -----------

Net cash provided by (used for) financing activities ..........       790,776        (81,189)
                                                                  -----------    -----------

Net (decrease) in cash ........................................      (543,455)      (864,648)

Cash, beginning of period .....................................     1,852,981      2,717,629
                                                                  -----------    -----------

Cash, end of period ...........................................   $ 1,309,526    $ 1,852,981
                                                                  ===========    ===========




          See accompanying notes to consolidated financial statements.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                1998             1997
                                                             ------------      --------

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest ....................................   $           224,603   $224,396
                                                         ===================   ========
         Income taxes ................................   $             3,277   $ 57,528
                                                         ===================   ========

Schedule of non-cash operating activities:
    In connection with the recognition of deferred
    compensation, 28,888 shares of common
    stock were issued as consideration for services ..   $              --     $ 25,000
                                                         ===================   ========


    In connection with the (cancellation) issuance of
    compensation, 16,667 shares of common stock
    were (cancelled) issued ..........................   $           (62,500)  $ 62,500
                                                         ===================   ========

Schedule of non-cash investing activities:
    Acquisition of office equipment and software in
    connection with capital lease obligations ........   $            61,506   $   --
                                                         ===================   ========

    Acquisition of an equity interest in Play Co. Toys
    & Entertainment Corp., in exchange for
    merchandise inventory ............................   $           204,000   $   --
                                                         ===================   ========



          See accompanying notes to consolidated financial statements.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1       -    ORGANIZATION

     Hollywood Productions, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995. The Company was formed for the purpose of acquiring screenplays and producing motion pictures. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), the Company acquired all the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally.

     The Company, directly and through Breaking Waves, has investments in a joint venture and an affiliate, which are accounted for on the equity method.

     On February 5, 1998, the Company declared a 1 for 3 reverse stock split. On January 14, 1999, the Company declared a 100% stock dividend to all its shareholders of record as of January 19, 1999. Such stock dividend was paid on February 5, 1999. Accordingly, the financial statements give retroactive effect to such stock split and dividend to which all record holders are entitled. See
Note 13.

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Breaking Waves after elimination of all significant intercompany transactions and accounts. Affiliated companies which are 20 to 50 percent owned are accounted for on the equity method.

     b) Cash and cash equivalents

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in these amounts are certificates of deposit of approximately $1,166,234. The Company maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,100,000. The Company believes that such risk is minimal. The Company maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for the letter of credit. Accordingly, such cash is designated as restricted.

     c) Inventory

     Inventory amounting to $2,663,003 at December 31, 1998 consists of finished goods and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to a factoring agreement with a financial institution.

     d) Film production and distribution costs

     The Company follows industry standards in capitalizing film production and distribution costs. Film production and distribution costs include all costs associated with the writing, producing, and distribution of the film. Film costs include the costs of production, prints, pre-release, and other advertising expected to benefit future periods. These costs, as well as participation and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues from all sources.

     Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. Estimates of total gross revenues can change significantly due to the level of market acceptance of film products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on the results of operations in future periods. When estimates of total revenue and costs indicate that a feature film will result in an ultimate loss, additional amortization is recognized to the extent required to produce a zero gross margin over the remaining life of the film.

     For the year ended December 31, 1998, the Company has amortized $122,126 of film production and distribution costs.

     e) Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

     f) Revenue and cost recognition

     Breaking Waves' sales are recognized upon the shipment from the warehouse. Sales returns are recorded upon acceptance of the goods by the warehouse. Duty costs, which are a component of cost of sales, are recorded upon the clearance of such goods through customs.

     Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized, together with related costs, on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films, together with related costs, are recorded when the material is available for telecasting by the licensee and when certain other conditions are met. Film production and distribution costs are stated at the lower of unamortized cost or estimated net realizable value. In accordance with SFAS 53, the individual film forecast method is used to amortize film costs.

     g) Earnings per share

     During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

     h) Use of estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimate with regard to these financial statements is the estimate of projected income of motion picture which is the basis used in amortizing film production and distribution costs. Actual results could differ from those estimates.

     i) Fair value disclosure at December 31, 1998

     The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

Reclassifications

     Certain prior period accounts have been reclassified to conform to the current year presentation.

Long-Lived Assets

     During 1997, the Company adopted the SFAS No. 121, "Accounting for the impairment of long lived assets and for long lived assets to be disposed of." The statement requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impact on the Company's results of operations or financial condition upon the adoption of SFAS No. 121, nor has the Company had to adjust the carrying value of its long lived assets.

     l) Deferred compensation

     Deferred compensation consists of common stock issued in lieu of compensation pursuant to the 1996 Senior Management Incentive Plan ("Incentive Plan") and management employment agreements. Such costs have been amortized using the straight line method over the period of the vesting rights of the respective shares.

     m) Organizational costs

     Organizational costs consist of common stock issued in lieu of legal costs incurred in the establishment of the Company. Organizational costs are being amortized on a straight line basis over their estimated useful lives of five years.

     n) Costs in excess of net assets of business acquired.

     Costs in excess of net assets of business acquired in connection with the acquisition of Breaking Waves are being amortized on a straight line basis over the estimated useful life of the related assets acquired for a period of fifteen years.

     o) Deferred offering costs

     Deferred offering costs incurred during 1997 consist of professional fees and advances to an underwriter in connection with a IPO of Breaking Waves which was terminated during 1998. Accordingly, all such costs related to the IPO have been expensed and charged to operations in 1998.

     p) Accounting for stock-based compensation

     The Company elected to continue to measure compensation cost using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as is permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options issued under the Incentive Plan as the exercise price and market value at the date of grant were the same. For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain pro forma disclosures as if the fair value method had been utilized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below utilizing the Black-Sholes option pricing model:

                                                                                 1998                1997
                                                                          ----------------     ----------
                  Net income (loss)-
                                   as reported                            $         30,994     $      (423,467)
                                    pro forma                             $         30,994     $      (533,217)
                                                                          ================     ================

                  Basic EPS -   as reported                               $           .01      $       (.10)
                                                                          ===============     =================
                                   pro forma                              $            .01     $       (.13)
                                                                          ================     ================

     q) Effect of New Accounting Standards

     The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

     r) Furniture, Computer Equipment, and Leasehold Improvements

     Furniture, computer equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization which is provided on the straight line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred.

     s) Equity Method of Accounting

     Investments in significantly (20 to 50 percent) owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity percentage in undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

     t) Accounts Receivables

     The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of December 31, 1998, no allowance was deemed necessary by management.

NOTE 3 - FURNITURE, COMPUTER EQUIPMENT & LEASEHOLD IMPROVEMENTS

     Furniture, computer equipment, and leasehold improvements are as follows at December 31, 1998:

Furniture & fixtures ..........   $ 37,944
Computer equipment and software     66,017
Leasehold improvements ........      4,594
                                  --------

                                   108,555
Less: accumulated  depreciation
         and amortization .....     29,680
                                  --------
                                  $ 78,875
                                  ========

     Computer equipment and software amounting to $61,506 is pledged in connection with capital lease obligations.

     Depreciation and amortization expense for the years ended December 31, 1998 and 1997 amounted to $11,340 and $10,621, respectively.

NOTE 4 - ACQUISITION OF BREAKING WAVES, INC.

     Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 100,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $70,952 for the years ended December 31, 1998 and 1997, respectively.

     Prior to the consummation of the Company's IPO, during September 1996, Breaking Waves performed a re-capitalization and exchanged all of its existing common stock for new common stock, and a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of Series A Preferred Stock had the right to redemption whereby, on each of January 1, 1997 and 1998, Breaking Waves redeemed one-half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis. During of January 1997 and 1998, 2,800 such shares of the Series A Preferred Stock of Breaking Waves were redeemed for a total of $280,000 in each year.

NOTE 5 - INVESTMENT IN JOINT VENTURE AND AFFILIATE

     a) Investment in Joint Venture

     Pursuant to a co-production agreement dated April 17, 1998, the Company invested $200,000 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Northfolk Films, Inc. ("NFF"), an unrelated party, also invested $200,000 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of December 31, 1998, Battle Studies had completed filming its first motion picture and was in post production.

     The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of December 31, 1998, the Company has only recorded its initial $200,000 investment in the joint venture since no operations have yet commenced.

     b) Investment in Affiliate

     On November 24, 1998, pursuant to a sales agreement (the "Sales Agreement") entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co," a toy retailer and a publicly traded company whose Chairman of the Board is also the President of the Company and Breaking Waves), Breaking Waves purchased 1,400,000 unregistered shares of Play Co.'s common stock for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. After the purchase, Breaking Waves owned a 25.4% of the outstanding common stock of Play Co.

     Breaking Waves accounts for its investment under the equity method. For the year ended December 31, 1998, Breaking Waves recorded $473,270 of equity earnings for its proportionate share in Play Co.'s earnings from November 24, 1988 to December 31, 1998.

     Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. Accordingly, the equity earnings in Play Co. are not indicative of the results to be expected if the investment in Play Co. was consummated at the beginning of the year.

     The following unaudited pro forma information presents the results of operations of the Company for the years ended December 31, 1998 and 1997 as if the investment in Play Co. was consummated at the beginning of its year:

                              Year Ended December 31,
                              1998            1997
                          (Unaudited)

Net Sales .............   $ 5,276,459    $ 5,307,115
Cost of Sales .........     3,343,364      3,263,744
Total Expenses ........     2,420,462      2,250,393
Other Income (Expenses)      (192,354)      (718,102)
Net Loss ..............      (487,338)      (952,989)
Net Loss per share ....          (.10)          (.23)

     These unaudited pro forma results of operations have been prepared for comparat ive purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on the date indicated, or of future results of operations.

NOTE 6 - DUE TO FACTOR

     NationsBanc

     On April 4, 1991, Breaking Waves entered into an accounts receivable financing agreement with NationsBanc Commercial Corp. ("Nations") to sell its interest in all present and future receivables without recourse. Interest expense in connection with such financing arrangement amounted to $156,785 for the year ended December 31, 1997. Effective on or about August 20, 1997, such financing agreement was cancelled and replaced with a factoring and revolving inventory loan and security agreement with Heller Financial, Inc.


     Heller

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with Heller Financial, Inc. ("Heller") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller a factoring commission of
 .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year. Heller retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit.

     Interest expense related to this agreement totaled $224,603 and $67,611, respectively, for the years ended December 31, 1998 and 1997. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 1998, the net advances to Breaking Waves from the factor amounted to $2,063,554.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

     During 1998, the Company acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the following terms and conditions:

     i) On August 13, 1998, the Company acquired various computer and related components for $28,583 by entering into a capital lease obligation with interest at approximately 9.2% per annum, requiring 48 monthly payments of principal and interest of $713. The lease is secured by the related computer equipment.

     ii) On September 13, 1998, the Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

     At December 31, 1998, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:


                                                                                        Year
                                                                                       ended
                                                                                     December
                                                                                       31:

                              1999                                         $           18,757
                              2000                                                     18,757
                              2001                                                     18,757
                              2002                                                     13,355
                                                                            -----------------
             Total minimal lease payments                                              69,626

                                 Less: Amounting representing Interest                 12,354

                                 Present value of net minimum
                                 lease payments                             $          57,272
                                                                              ===============

     At December 31, 1998 equipment and software under capital leases is carried at a book value of $59,115.

NOTE 8 - PROVISION (BENEFIT) FOR INCOME TAX

     Provision (benefit) for income tax is comprised of the following for the years ended December 31:

                                                                                   1998            1997
                  Current:
                           Federal                                              $        -      $        -
                           State and local                                           3,277            23,013
                                                                                ----------      ------------
                                                                                     3,277            23,013
                                                                                ----------      ------------
                  Deferred:
                           Federal                                                (145,501)            2,257
                           State and local                                         (50,159)            2,595
                                                                                -----------     ------------
                                                                                  (195,660)            4,852
                                                                                -----------     ------------
Total (benefit) provision for income taxes                               $        (192,383)     $     27,865
                                                                         ==================  ===============

     A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax expense is as follows for the years ended December 31:

                                                   1998          1997

Federal statutory rate applied to
 pretax loss ................................   $ (38,187)   $(129,155)

State and local income taxes, net of federal
 income tax benefit, applied to pretax loss .     (13,478)     (55,992)

Permanent differences .......................       8,447       14,302

(Decrease) Increase in valuation allowance ..     (63,175)     170,845

Current provision for state and local taxes .       3,277       23,013

(Increase) in deferred tax assets ...........    (122,265)        --

(Decrease) increase in deferred tax liability      32,998        4,852
                                                ---------    ---------

      Total provision for income taxes ......   $(192,383)   $  27,865
                                                =========    =========

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal and 12% state and local pursuant to SFAS No. 109.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     The tax effect of significant items comprising the Company's current deferred tax assets are as follows as of December 31, 1998:

                  Net operating loss carryforwards                                                 $       47,470
                  Section 263A inventory capitalization                                                     7,530
                  Valuation allowance                                                                           -
                                                                                                   --------------

                  Deferred current tax asset                                                       $       55,000
                                                                                                   =============

                  The tax effect of significant items comprising the Company's net non-current deferred tax asset and liability are as follows as of December
31, 1998:

                  Net operating loss carryforwards                                                 $      352,451
                  Valuation allowance                                                                    (128,634)
                                                                                                   ---------------
                  Deferred non-current tax asset                                                          223,817
                                                                                                   --------------

                  Equity in earnings of affiliate                                                  $       56,777
                  Depreciable assets                                                                       (6,618)
                                                                                                   ---------------
                  Deferred non-current tax liability                                                       50,159
                                                                                                   --------------

                  Net non-current deferred tax asset                                               $      173,658
                                                                                                   ==============

     The Company and its subsidiary file a consolidated tax return for federal tax purposes. For state and local purposes, the Company and its subsidiary file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

     At December 31, 1998,  the Company had a net  operating  loss  carryforward
(NOL) for federal and state tax purposes of approximately $865,000 and $1,100,000, respectively, both of which expire between 2012 and 2013. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     a) Lease commitments

     The Company and its subsidiary have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased administrative offices through approximately January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves cancelled such lease and simultaneously entered into a new lease for additional space with the same landlord requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



     The Company and its subsidiary's approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 1998 are as follows:

                             1999                                                    $      141,257
                             2000                                                           141,257
                             2001                                                           135,452
                             2002                                                            71,600
                             2003                                                            71,600
                             Thereafter                                                      71,600
                                                                                     --------------
                                                                                     $      632,766

     Rent expense for the years ended December 31, 1998 and 1997 amounted to approximately $158,174 and $147,180, respectively.

     b) Significant vendors and customers

     Breaking Waves purchases approximately 90% of its inventory from two vendors in Indonesia. For the years ended December 31, 1998 and 1997, Breaking Waves had three and two customers, respectively, which comprise 13%, 13%, and 11%, and 36% and 12% of net sales, respectively.

     c) Seasonality

     Breaking Waves' business is considered seasonal with a large portion of its revenues and profits being derived between November and March. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time its incurs the majority of its production costs with limited revenues.

     d) License agreements

     i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term of January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $135,000 and $111,000 during the years ended December 31, 1998 and 1997, respectively.

     ii) On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired March 1, 1999. The Company recorded $4,852 and $0 royalties under this agreement during the years ended December 31, 1998 and 1997, respectively.


     iii) On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expires May 31, 1999. No royalties were paid under the agreement during the years ended December 31, 1998 and 1997, respectively.

     e) Co-production and property purchase agreements

     Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. The motion picture was completed during the latter part of 1996 and, accordingly, the Company commenced the marketing and distribution process.

     As of December 31, 1998, the Company invested $1,964,613 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the years ended December 31, 1998 and 1997, revenue associated with the motion picture amounted to $120,211 and $44,875, respectively, and amortized film costs amounted to $122,126 and $41,266, respectively.

Employment agreements

     On November 27, 1996, the Company entered into two employment agreements (as amended) with two key employees of Breaking Waves. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with annual salaries of $60,000 and $130,000 for 1998 (as amended), respectively, and for $110,000 each for 1997. One of the employment agreements was further amended effective January 1, 1999 with an annual salary increase from $60,000 to $70,000. In addition to the salaries, the Company agreed to issue on each of November 27, 1996, 1997, and 1998, shares of common stock in the amount equal to the fair market value of $25,000 (before amendment) on the date of each issuance, to each employee subject to a vesting schedule. In connection with the decrease in salary from originally $110,000 per year to $70,000 per year for one of the key employees, the Company reduced the value of shares to be issued thereof to $13,636 for 1998. During January 1999, the Company and such key employees mutually agreed to defer the issuance of the common stock scheduled to be issued November 27, 1998 until the second quarter of 1999.

     g) Year 2000

     The Company has addressed and will continue to address the year 2000 issue to ensure the reliability of its operational system. The Company has and will continue to make certain investment in its software systems and applications to ensure that it is Year 2000 compliant. These expenditures, which are expensed as incurred are not expected to be material The Company is also working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE 10           -   STOCKHOLDER'S EQUITY

     a) Initial public offerings

     On September 24, 1996, the Company successfully completed its initial public offering. The Company yielded net proceeds of $3,813,294 after deducting underwriter selling expenses and non-accountable expense allowance.

     b) Reverse stock split

     Effective February 5, 1998, the Company declared a 1 for 3 reverse stock split. Accordingly, the financial statements give retroactive effect to the stock split.

     c) Private placement

     During February and May 1998, pursuant to two separate private transactions, the Company sold 600,000 and 700,000 shares of its common stock for a total of approximately $195,000 and $560,000, respectively to various entities. An officer of two of the entities who invested in the Company's private placement is affiliated to the Company's President.

     On July 30, 1998 the Securities and Exchange Commission declared effective a Form S-3 Registration Statement which registered the 600,000 shares from the February, 1998 private transaction along with 1,960,700 shares held by the then Company's majority shareholder, European Ventures Corp. ("EVC"). EVC's sole officer and director is an affiliate of the Company's President.

     d) 1996 Senior Management Incentive Plan

     During May 1996, the Board of Directors adopted the Incentive Plan. The Incentive Plan provides for the issuance of up to 166,666 shares of Common Stock in connection with the issuance of stock options and common shares.

     On March 14, 1997, the Company granted 99,998 options to purchase shares of common stock pursuant to the Company's Incentive Plan consisting of 66,666 options to the Company's President and 33,332 options to another officer. The exercise price of each option was fixed at $1.46 (as revised) per share and such options expire March 2002.

                   HOLLYWOOD PRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



     A summary of the status of the Company's stock options outstanding as of December 31, 1998 and changes during the years ended December 31, 1998 and 1997 is as follows:

                                                                         Number of              Exercise
                                                                           Options              Price
                      Outstanding at December 31, 1996                              -           $   -
                                                                                -----           -------

                         Granted                                               99,998            1.46
                         Exercised                                                  -               -
                         Cancelled                                                  -               -
                                                                                -----           -----
                      Outstanding at December 31, 1997                         99,998            1.46
                         Granted                                                    -               -
                         Exercised                                                  -               -
                         Cancelled                                                  -               -
                                                                                   --          ------
                      Outstanding at December 31, 1998                        99,998            $1.46
                                                                            ==============      =====

     e) Non-Executive Director Stock Option Plan

     During April 1997, the Company adopted the Company's Non-Executive Director Stock option Plan (the "Director's Plan"), which was adopted by shareholder consent. The Director's Plan provides that each eligible director receives an option to purchase up to 5,000 shares of Common Stock immediately upon appointment and on January 1 of each year in which the Director has been a member of the Board for a continuous 12 month period. Options granted under the Director's Plan may be exercised at any time and before the expiration of five years from the date of their grant. Effective December 31, 1998, the Company cancelled the Director's Plan pursuant to the terms thereof.

     f) Cancellation of shares

     Effective January 10, 1997, upon the resignation of an officer and a consultant of the Company, 16,667 of the remaining 33,333 common shares not vested which were originally issued to such officer and consultant under the Incentive Plan were caused to be immediately vested and the remaining 16,667 common shares were cancelled.

     During 1998, the 16,667 shares of common stock previously issued and vested to a former officer of the Company and recorded as compensation expense amounting to $62,500 during 1997 were cancelled by the Company.

     g) Employment agreement

     Pursuant to the employment agreements, 28,888 shares of common stock were issued during the year ended December 31, 1997. Such shares were valued at $25,000 with a 50% discount due to the restricted nature of the stock, resulting in $25,000 being recorded as deferred compensation which has been amortized over the vesting period of the stock issued.

     h) Distribution Warrants

     On April 15, 1998, the Company's Board of Directors authorized the distribution of Warrants (the "Distribution Warrants") to all holders of shares of the Company's Common Stock as of May 8, 1998 (the "Warrant Record Date"). Pursuant to the distribution, each shareholder of record shall receive one Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The Warrants, which are exercisable for a period of three years, commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the Securities and Exchange Commission. The Company intends to file the registration statement in May 1999.

NOTE 11 - RELATED PARTIES TRANSACTIONS

     During June 1996, the Company issued 33,333 shares to each of two officers of the Company as consideration for services rendered. Vesting of such shares will be 50% from one year from date of issuance and 50% from two years from date of issuance. Such shares were valued at 50% of the IPO price or $2.50. For the years ended December 31, 1998 and 1997 the Company recorded compensation expense amounting to $31,250 and $93,750, respectively.

              For the years ended December 31, 1998 and 1997, $27,000 and $69,500, respectively of financial consulting fees were paid to an affiliate of the Company's President.

     For the year ended December 31, 1998, included in net sales is $204,000 of sales made to Play Co. in lieu of partial payment for the acquisition of 25.4% of Play Co.'s common stock. The Company's President is also the Chairman of the Board of Play Co.

     d) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was forgiven as part of a severance package for a previous officer. As of December 31, 1998, the remaining note amounted to $37,000, of which $15,000 has been classified as current and $22,000 classified as non-current.

     As of December 31, 1998, the Company's President was advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

     e) On March 1, 1998, Breaking Waves loaned funds to Play Co. in return for an unsecured promissory note in the amount of $250,000. Such note required monthly payments beginning March 31, 1998 of $25,000 plus interest at 15% per annum. The note was repaid in full as of December 31, 1998.

     f) On July 15, 1998, Breaking Waves loaned additional funds to Play Co. in return for an unsecured promissory note in the amount of $300,000. Such note required monthly payments beginning August 15, 1998 of $50,000 plus interest at 9% per annum through November 15, 1998 and a lump-sum payment of $100,000 plus interest on December 15,1998. The note was repaid in full as of December 31, 1998.

     g) Private placement

     During February and May 1998, pursuant to two separate private transactions, the Company sold 600,000 and 700,000 shares of its common stock for a total of approximately $195,000 and $560,000, respectively to various entities. An officer of two of the entities who invested in the Company's private placement is affiliated to the Company's President.

     On July 30, 1998 the Securities and Exchange Commission declared effective a Form S-3 Registration Statement which registered the 600,000 shares from the February, 1998 private transaction along with 1,960,700 shares held by the then Company's majority shareholder, European Ventures Corp. ("EVC"). EVC's sole officer and director is and affiliate of the Company's President.

NOTE 12 - INDUSTRY SEGMENTS

     The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments for the years ended December 31, 1998 and 1997, is as follows:

                                                         1998                         1997
                                                    ------------------             ---------------
                                                         Segment       Consolidated       Segment      Consolidated
                  Sales:
                    Swimwear sales                  $   5,156,248                    $   5,262,240
                    Film production                       120,211                           44,875
                                                    -------------                    -------------
                  Total Sales                                         $   5,276,459                 $    5,307,115
                                                                      =============                 ==============

                  Operating profit:
                    Swimwear sales                  $     568,560                    $     638,851
                    Film production                        (1,915)                           3,609
                                                    --------------                   -------------
                                                                      $     566,645                 $     642,460
                  Corporate:
                    General and administrative
                      expense                                            (1,074,445)                    (841,030)
                    Equity in earnings of affiliate                         473,270                         -
                    Amortization expense                                    (70,952)                     (70,952)
                    Interest income                                          90,249                       98,316
                    Interest and finance expense                           (224,603)                    (224,396)
                    Other                                                    78,447                         -
                                                                      ---------------             ----------------
                  Loss from operations before (benefit)
                  provision for income tax                                 (161,389)                      (395,602)

                  (Benefit) provision for income tax                       (192,383)                        27,865
                                                                      --------------                --------------

                  Net (loss) income                                   $      30,994                 $     (423,467)
                                                                      =============                 ==============

                  Identifiable assets:
                    Swimwear sales                  $   2,849,354                    $   2,525,716
                    Film productions                    1,901,221                        1,745,970
                    Corporate                           3,729,151                        3,088,607
                                                    -------------                    -------------

                      Total assets                                    $   8,479,726                 $     7,360,293
                                                                      =============                 ===============

     Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and investments.

NOTE 13 - SUBSEQUENT EVENTS

     Stock Dividend

     On January 14, 1999, the Company declared a 100% stock dividend to all shareholders of record as of January 29, 1999, total shares of common stock amounting to 2,686,944. Such stock dividend was issued on February 5, 1999. Accordingly, as a result of such stock dividend, the Company issued 2,686,027 shares of its common stock. An additional 917 shares are entitled to the dividend, and such shares shall be issued to the holders thereof once these holders have exchanged their old shares of common stock (i.e., pre-February 1998 reverse split) into post-reverse split shares of common stock. These additional shares are included in the total issued and outstanding common stock at December 31, 1998.

     Advances to Play Co.

     Pursuant to an unsecured promissory note dated February 1, 1999, the Company loaned $100,000 to Play Co. bearing interest at 9% per annum. Play Co. agreed to repay such note by June 15, 1999 with monthly installments.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 8th day of April, 1999.



                                                     HOLLYWOOD PRODUCTIONS, INC.



                                                         By: /s/ Harold Rashbaum
                                                                 Harold Rashbaum
                                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1933 as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Harold Rashbaum                                  Chief Executive Officer,                             04/08/99
Harold Rashbaum                                      President, and Director                              Date



/s/ Robert DiMilia                                   Vice President, Secretary,                           04/08/99
Robert DiMilia                                       and Director                                         Date



/s/ Alain Guillou, M.D.                              Director                                             04/08/99
Alain Le Guillou, M.D.                                                                                    Date



/s/ James B. Frakes                                  Director                                             04/08/99
James B. Frakes                                                                                           Date

