Form 10QSB
period 1999-03-31
SHOPNET COM INC
filed 1999-05-17
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                               SHOPNET.COM, INC.
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

                           HOLLYWOOD PRODUCTIONS, INC.
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value:
5,372,971 shares outstanding as of May 12, 1999.

              SHOPNET.COM, INC. AND SUBSIDIARY BREAKING WAVES, INC.

                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

                     Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998.                           3

                     Consolidated Statement of Operations (unaudited) for the Three Months Ended March 31, 1999 and 1998.       4

                     Consolidated Statement of Stockholders' Equity (unaudited) for the Three Months Ended March 31, 1999.      5

                     Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended March 31, 1999 and 1998.       6

                     Notes to Consolidated Financial Statements.                                                             7-14

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                 15-21

     PART II.        OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS                                                                                         21

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 21

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           21

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       21

Item 5.              OTHER INFORMATION                                                                                         21

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          21

                     Signatures                                                                                                22



                        SHOPNET.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  (Unaudited)
                                                                                    March 31,       December 31,
                                                                                      1999            1998
                                                                                 ---------------     -----------
Current assets:
    Cash .......................................................................   $    61,818    $   159,526
    Cash - restricted ..........................................................     1,150,000      1,150,000
    Accounts receivable ........................................................        48,582         53,228
    Prepaid expenses ...........................................................        93,827         52,668
    Inventory ..................................................................     1,471,815      2,663,003
    Advances to officer ........................................................        18,000         18,000
    Loan receivable - affiliate ................................................        75,000           --
    Deferred tax asset .........................................................        55,000         55,000
                                                                                   -----------    -----------
    Total current assets .......................................................     2,974,042      4,151,425
                                                                                   -----------    -----------

Furniture, computer equipment and leasehold improvements, net ..................        79,782         78,875
                                                                                   -----------    -----------


Advances to officer - non-current portion ......................................        22,000         22,000
Film production and distribution costs, net ....................................     1,901,881      1,901,222
Organizational costs, net ......................................................        43,750         50,000
Costs in excess of net assets of business acquired, net ........................       886,903        904,641
Investments in joint venture and affiliate .....................................     1,025,988      1,177,270
Deferred tax asset-non current .................................................       173,658        173,658
Other assets ...................................................................        37,670         20,635
                                                                                   -----------    -----------
Total assets ...................................................................   $ 7,145,674    $ 8,479,726
                                                                                   ===========    ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ......................................   $   204,408    $   610,406
    Due to factor ..............................................................     1,058,330      2,063,554
    Capital lease obligations ..................................................        14,579         13,589
    Deferred tax liability .....................................................        50,159         50,159
                                                                                   -----------    -----------
         Total current liabilities .............................................     1,327,476      2,737,708
                                                                                   -----------    -----------

    Capital lease obligations, net of current portion ..........................        40,660         43,683
                                                                                   -----------    -----------
Total liabilities ..............................................................     1,368,136      2,781,391
                                                                                   -----------    -----------

Commitments and contingencies (Note 6) .........................................          --             --

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     5,373,388 shares issued and outstanding ...................................         5,374          5,374
    Additional paid-in capital .................................................     6,307,416      6,307,416
    Accumulated deficit ........................................................      (535,252)      (614,455)
                                                                                   -----------    -----------
         Total stockholders' equity ............................................     5,777,538      5,698,335
                                                                                   -----------    -----------

Total liabilities and stockholders' equity .....................................   $ 7,145,674    $ 8,479,726
                                                                                   ===========    ===========


           See notes to consolidated financial statements (unaudited).

                        SHOPNET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,



                                                                            1999              1998
                                                                     ----------------  -------------

Net sales ............................................................   $ 2,215,095    $ 2,933,113

Cost of sales ........................................................     1,330,001      1,672,913
                                                                         -----------   -----------

Gross profit .........................................................       885,094      1,260,200
                                                                         -----------   -----------

Expenses:
    Selling, general and administrative expenses .....................       563,505        622,107
    Amortization of costs in excess of net assets of business acquired        17,738         17,738
                                                                         -----------   -----------

Total expenses .......................................................       581,243        639,845
                                                                         -----------   -----------

Income before other income (expense)
 and provision for income taxes ......................................       303,851        620,355
                                                                         -----------   -----------

Other income (expense):
    Equity in loss of affiliate ......................................      (151,282)          --
    Rental income ....................................................         2,000          3,007
    Cancellation of stock issued in lieu of compensation .............          --           62,500
    Interest and finance expense .....................................       (78,421)      (91,949)
    Interest                                                                  13,055        20,868
                                                                         -----------   -----------
         Total other income (expense) ................................      (214,648)       (5,574)
                                                                         -----------   -----------

Income before provision for
 income taxes ........................................................        89,203        614,781

Provision for income taxes ...........................................        10,000         47,794
                                                                         -----------   -----------

Net income ...........................................................   $    79,203    $   566,987
                                                                         ===========   ===========

Basic:
    Net income .......................................................   $       .01   $       .14
                                                                          ===========   ===========

Weighted average number of
 common shares outstanding ...........................................     5,373,388      4,061,666
                                                                          ===========   ===========


           See notes to consolidated financial statements (unaudited).

                        SHOPNET.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                                            Additional                    Total
                                        Common Stock          Paid-in     Accumulated  Stockholders'
                                     Shares      Amount       Capital      Deficit        Equity

Balances at December 31, 1998 .    5,373,888   $    5,374   $6,307,416   $ (614,455)   $5,698,335

Net income for the three months
 ended March 31, 1999 .........         --           --           --         79,203        79,203
                                  ----------   ----------   ----------   ----------    ----------

Balances at March 31, 1999 ....    5,373,888   $    5,374   $6,307,416   $ (535,252)   $5,777,538
                                  ==========   ==========   ==========   ==========    ==========


           See notes to consolidated financial statements (unaudited).

NOTE 1            ORGANIZATION

                  Shopnet.com, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. In accordance with the name change, the Company also changed its Nasdaq symbols from "FILM" and "FILMW" to "SPNT" and "SPNTW," respectively. On May 12, 1999, the Company incorporated a wholly-owned subsidiary, Hollywood Productions, Inc., to which the Company shall assign its film production business and act, thereafter, as a holding company. The accompanying unaudited financial statements include the accounts of the Company and its wholly-owned subsidiary Breaking Waves, Inc. ("Breaking Waves") after elimination of all significant intercompany transactions and accounts. The Company, directly and through Breaking Waves, has investments in a joint venture and an affiliate, which are accounted for under the equity method.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

                    On January 14,  1999,  the Company  authorized a 100% common stock dividend to all shareholders of record as of January 29, 1999. Such dividend was issued on February 5, 1999. Accordingly, as a result of such stock dividend, the Company issued 2,686,027 shares of its common stock. An additional 917 shares are entitled to the dividend; holders of such shares will be issued the dividend shares once they have exchanged their old (i.e., pre-February 1998 reverse split) shares of common stock for post-reverse split shares.

NOTE 2            ACQUISITION OF BREAKING WAVES, INC.

              Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 100,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets, which is fifteen years. Amortization expense totaled $17,738 for the three months ended March 31, 1999 and 1998, respectively.

                        SHOPNET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1997
                                   (UNAUDITED)




NOTE 2            ACQUISITION OF BREAKING WAVES, INC. (cont'd.)

                    Prior to the consummation of the Company's IPO, in September
               1996, Breaking Waves performed a re-capitalization and exchanged all of its existing common stock for new common stock and a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of Series A Preferred Stock had the right to redemption whereby on each of January 1, 1997 and 1998, Breaking Waves redeemed one-half of the outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share on a pro rata basis. During each of January 1997 and 1998, 2,800 such shares of the Series A Preferred Stock of Breaking Waves were redeemed for a total of $280,000 in each year.

NOTE 3            INVESTMENT IN JOINT VENTURE AND AFFILIATE

         a)       Investment in Joint Venture

                    Pursuant to a co-production  agreement dated April 17, 1998, the Company invested $200,000 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested $200,000 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of March 31, 1999, Battle Studies had completed filming its first motion picture which is expected to be shown at film festivals.

                    The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of March 31, 1999, the Company only recorded its initial $200,000 investment in the joint venture since no operations have yet commenced.

         b)       Investment in Affiliate

                  On November 24, 1998, pursuant to a sales agreement (the "Sales Agreement") entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co.," toy retailer and a publicly traded company whose Chairman of the Board is also the President of the Company and Breaking Waves), Breaking Waves purchased 1,400,000 unregistered shares of Play Co. common stock for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

                    Breaking Waves accounts for its investment  under the equity method. For the three months ended March 31, 1999, Breaking Waves recorded $151,282 of equity loss for its proportionate share in Play Co.'s loss.

                    Play Co.'s operations are highly seasonal with approximately
               40% of its sales historically falling within the last three months of the calendar year.

NOTE 4            DUE TO FACTOR

                  On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with Heller Financial, Inc. ("Heller") to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller a factoring commission of 0.85% of the first $5,000,000 of receivables sold and 0.65% of receivables sold in excess of $5,000,000 for each year. Heller retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime.

                    In  connection  with the  factoring  agreement,  the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. Interest expense related to this agreement totaled $75,030 and $86,325, respectively, for the three months ended March 31, 1999 and 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of March 31, 1999, the net advances to Breaking Waves from the factor amounted to $1,058,330.

NOTE 5            CAPITAL LEASE OBLIGATIONS

                    During 1998,  the Company  acquired  computer  equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the following terms and conditions:

                         a) On August 13,  1998,  the Company  acquired  various
                    computer and related components for $28,583 by entering into a capital lease obligation with interest at approximately 9.2% per annum, requiring 48 monthly payments of principal and interest of $713. The lease is secured by the related computer equipment.

                         b) On September 13, 1998, the Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

                        SHOPNET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1997
                                   (UNAUDITED)




NOTE 5            CAPITAL LEASE OBLIGATIONS (cont'd.)

                         c) On September 13, 1998, the Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

                    At March  31,  1999,  the  aggregate  future  minimum  lease payments due pursuant to the above capital lease obligations are as follows:

Year Ended
December 31,

1999                                                               $        14,068
2000                                                                        18,757
2001                                                                        18,757
2002                                                                        13,355
                                                                 -----------------
Total minimal lease payments                                                64,937

Less: amounting representing interest                                        9,698

Present value of net minimum lease payments             $                   55,239
                                                        =========           ======


                    At December 31, 1998,  equipment and software  under capital leases is carried at a book value of $59,115.

NOTE 6            COMMITMENTS AND CONTINGENCIES

             a)   Lease commitments

                    The  Company  and  Breaking  Waves have  entered  into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring
               November   30,  2001  at  a  base  annual   rent   amounting   to
               approximately $70,000. Breaking Waves leased administrative offices through approximately January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves cancelled such lease and simultaneously entered into a new lease for additional space with the same landlord requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

                        SHOPNET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1997
                                   (UNAUDITED)




NOTE 6            COMMITMENTS AND CONTINGENCIES (cont'd.)

                    The Company's and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 1999 are as follows:

                           Year ended
                           December 31,

                           1999                      $        141,257
                           2000                               141,257
                           2001                               135,452
                           2002                               71,600
                           2003                               71,600
                           Thereafter                         71,600
                                                         ---------------
                                                     $       632,766

                    Rent  expense for the three  months ended March 31, 1999 and
               1998 amounted to approximately $40,550 and $22,265, respectively.

                  b)       Significant vendors and customers

                    Breaking Waves purchases  approximately 90% of its inventory from two vendors in Indonesia. For the three months ended March 31, 1999 and 1998, Breaking Waves had three and four customers, respectively, which comprise 20%, 12%, and 12% and 16%, 15%, 11%, and 10% of net sales, respectively.

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

                  d)       License agreements

                         i) On October 16, 1995,  Breaking  Waves entered into a
                    license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term of January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $37,500 and $30,000 during the three months ended March 31, 1999 and 1998, respectively.

NOTE 6            COMMITMENTS AND CONTINGENCIES (cont'd.)

                         ii) On October 31, 1996,  Breaking Waves entered into a
                    license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired March 1, 1999. The Company recorded $784 and $2,663 in royalties under this agreement during the three months ended March 31, 1999 and 1998, respectively.

                         iii)On October 17, 1997,  Breaking Waves entered into a
                    license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expires May 31, 1999. The Company recorded $2,787 and $0 royalties under this agreement during the three months ended March 31, 1999 and 1998, respectively.

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

                         As of March 31, 1999, the Company  invested  $2,065,273
                    for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended March 31, 1999 and 1998, revenue associated with the motion picture amounted to $0 and $120,000, respectively, and amortized film costs amounted to $0 and $122,126, respectively.

                        SHOPNET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1997
                                   (UNAUDITED)




NOTE 6            COMMITMENTS AND CONTINGENCIES (cont'd.)

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

                  g)       Year 2000

                  The Company has addressed and will continue to address the year 2000 issue to ensure the reliability of its operational system. The Company has made and will continue to make certain investments in its software systems and applications to ensure that it is Year 2000 compliant. These expenditures, which are expensed as incurred, are not expected to be material. The Company is also working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business.

NOTE 7            RELATED PARTIES TRANSACTIONS

                         For the three  months  ended  March 31,  1999 and 1998,
                    $12,000 and $15,500, respectively of financial consulting fees were paid to an affiliate of the Company's President.

                         b) During  October  1996,  pursuant  to two  promissory
                    notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was forgiven as part of a severance package for a previous officer. As of March 31, 1999, the remaining note amounted to $37,000, of which $15,000 has been classified as current and $22,000 classified as non- current.

                         As of March  31,  1999,  the  Company's  President  was
                    advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                        SHOPNET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1997
                                   (UNAUDITED)


NOTE 7            RELATED PARTIES TRANSACTIONS (cont'd.)

                         c) On March 1, 1998,  Breaking  Waves  loaned  funds to
                    Play Co. in return for an unsecured promissory note in the amount of $250,000. Such note required monthly payments beginning March 31, 1998 of $25,000 plus interest at 15% per annum. The note was repaid in full as of December 31, 1998.

                         d) Pursuant to an unsecured promissory note dated February 1, 1999, the Company loaned $100,000 to Play Co. bearing interest at 9% per annum. Play Co. agreed to repay such note by June 15, 1999 with monthly installments.

NOTE 8            SUBSEQUENT EVENTS

                  Advances to Play Co.

                         Pursuant to an  unsecured  promissory  note dated April
                    22, 1999, the Company loaned $100,000 to Play Co. bearing interest at 9% per annum. Play Co. agreed to repay such note by August 1999 with monthly installments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              *CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

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

General

     Shopnet.com, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation effecting a change in its name to Shopnet.com, Inc. On May 12, 1999, the Company incorporated a wholly-owned subsidiary, Hollywood Productions, Inc. ("HPI"), to which the Company shall assign its film production business, thereby rendering the Company a holding company for HPI and its other wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves"). The Company was formed initially for the purpose of acquiring screen plays and producing motion pictures. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all of the capital stock of Breaking Waves. Breaking Waves designs, manufactures, and distributes private and brand name label children's swimwear.

     The consolidated financial statements at March 31, 1999 and 1998 include the accounts of the Company and its subsidiary Breaking Waves (herein referred to as the "Companies") after elimination of all significant intercompany transactions and accounts.

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

     Three months ended March 31, 1999 as compared to the three months ended March 31, 1998

Breaking Waves

     For the three months ended March 31, 1999 and 1998, Breaking Waves generated net sales of $2,215,095 and $2,813,114, respectively, with a cost of sales amounting to $1,330,001 and $1,550,787, respectively. The gross profit for the three months ended March 31, 1999 amounted to $885,094, or 40%, as compared to the three months ended March 31, 1998 during which it amounted to $1,262,327, or 45%. Sales for the quarter ended March 31, 1999 decreased by $598,019 when compared to the quarter ended March 31, 1998. The decrease in sales is primarily a result in the timing of orders by customers since actual orders received during April and May 1999 and orders expected to be received through the end of May 1999 are expected to reach approximately $1,520,000, whereas actual orders for April and May 1998 amounted to $898,783.

     The decrease in gross profit of approximately 5% is primarily a result of customers purchasing items with a lesser gross profit margin along with the competitive nature of the business whereby discounts on merchandise become a key factor in maintaining existing customers and attempting to attract new ones.

     Selling, general, and administrative expenses during the three months ended March 31, 1999 and 1998 amounted to $438,910 and $459,726, respectively.

     The major components of the Breaking Waves selling, general, and administrative expenses during the quarter ended March 31, 1999 are as follows:
$114,982 of officers, office staff, and designer salaries and related benefits, $80,380 of commission expense, $86,512 of warehousing costs, $41,071 of royalty fees, $21,884 of rent expense, $22,385 of factor commissions, and $71,696 representing other miscellaneous general corporate overhead expenses.

     The major components of selling, general, and administrative expenses for the three months ended March 31, 1998 are as follows: $119,146 of officers, office staff, and design salaries and related benefits, $102,231 of commission expense, $102,595 of warehousing costs, $32,662 of royalty fees, $2,686 of rent expense, $28,412 of factor commission and $71,994 representing other miscellaneous general corporate overhead expenses.

     Breaking Waves acquired, in November 1998, a 25.4% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., representing 25.4% ownership thereof, Breaking Waves recognized $151,282 of equity loss in Play Co. for the quarter ended March 31, 1999. Play Co.'s operations are highly seasonal with approximately 40% of its net sales historically falling within the last three months of the calendar year.

     Interest expense in connection with its factoring agreement amounted to $75,030 and $86,324 for the three months ended March 31, 1999 and 1998 respectively.

     Breaking Waves generated net income of $206,573 and $668,838, respectively, for the three months ended March 31, 1999 and 1998 after estimated income tax provisions of $10,000 and $39,000, respectively.

The Company (sans subsidiary Breaking Waves)

     For the three months ended March 31, 1999 and 1998, the Company generated sales from its motion picture "Dirty Laundry" amounting to $0 and $120,000, respectively. Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 1999 and thereafter as a result of a new release of the picture during the latter part of 1998.

     The Company's selling, general, and administrative expense amounted to $124,595 and $162,381 for the three months ended March 31, 1999 and 1998, respectively.

     The major components of the Company's expenses are as follows for the three months ended March 31:

                                                               1999       1998
                                                              ------     ------
Salaries  (officer and office staff) and stock compensation
     and related benefits .................................   $47,343   $69,669
Legal and Professional fees ...............................    10,665     2,681
Rent ......................................................    18,465    17,680
Consulting fees ...........................................    12,250    15,250
Other general corporate and administrative expenses .......    35,872    57,101

     The Company generated a net loss of $109,631 for the three months ended March 31, 1999, and a net loss of $90,113 for the three months ended March 31, 1998.

Liquidity and Capital Resources

     At March 31, 1999, the Companies have a consolidated working capital amounting to $1,646,566. The Companies anticipate that their current available cash will be sufficient for the next twelve months, and they do not anticipate any cash shortfalls.

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of approximately $1,158,068. The Company maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,058,000. The Company believes that such risk is minimal. The Company maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for the letter of credit. Accordingly, such cash is designated as restricted.

     For the three months ended March 31, 1999, the Companies reported a consolidated net income of $79,203 after an estimated income tax expense of $10,000 whereas for the three months ended March 31, 1998, the Companies reported a consolidated net income of $566,987 after a provision of income taxes amounting to $47,794.

Investment in Joint Venture

     Pursuant to a co-production agreement dated April 17, 1998, the Company invested $200,000 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies"), a limited liability company. North Folk
Films, Inc. ("NFF"), an unrelated party, also invested $200,000 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of March 31, 1999, Battle Studies had completed filming its first motion picture which will be shown at various upcoming film festivals.

     The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of March 31, 1999, the Company has only recorded its initial $200,000 investment in the joint venture since no operations have yet commenced.

Factoring Arrangements

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (which was subsequently amended in December 1998) with Heller Financial, Inc. ("Heller") pursuant to which Heller agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and
(iv) guarantee letters of credit in excess of $1,500,000 as well as provide certain other services. The Company is a guarantor of Breaking Waves' obligations to Heller. The Company maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for such letter of credit. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

     The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Interest expense related to this agreement totaled $75,030 and $86,325, respectively, for the three months ended March 31, 1999 and 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of March 31, 1999, the net advances to Breaking Waves from the factor amounted to $1,058,330.

Capital Lease Obligations

     During 1998, the Company acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the terms and conditions set forth herein.

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

Lease Commitments

     The Company and Breaking Waves have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at a base annual rent amounting to approximately $70,000. Breaking Waves leased administrative offices through approximately January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves amended such lease and rented additional space at an annual rental of $71,600 expiring December 2004. Breaking Waves also leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

License Agreements

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") to use the trademark "Daffy Waterwear" ("Daffy"). Beach supplies prints and designs used under this agreement for the Daffy line. Pursuant to the licensing agreement, Breaking Waves was given the right to use those designs for a children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $37,500 and $30,000 during the three months ended March 31, 1999 and 1998, respectively.

     On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. The Company recorded $784 and $2,663 royalties under this agreement during the three months ended March 31, 1999 and 1998, respectively.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expires May 31, 1999. Royalties paid under the agreement during the three months ended March 31, 1999 and 1998 amounted to $2,787 and $0, respectively.

Internet Sales

     In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.breakingwaves.com. The website is designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, is available for online purchase by retailers. The Breaking Waves website is being hosted by Mindspring and incorporates e-commerce features from Cybercash and Mercantec, Inc. Additionally, a second website was set up (www.smallwavesswimwear.com) which features discounted styles, closeouts, over-runs, and manufacturers' specials at highly discounted prices directly to consumers.

     Management believes that these websites will fill the needs of existing and potential customers. Through the Internet, retailers can purchase merchandise online in a matter of minutes, at their own convenience, instead of having to wait for a printed wholesale catalog. Management believes that the advantages and efficiencies created by the websites will assist Breaking Waves in increasing brand awareness as well as market share. Marketing strategies for "driving" retailers to the site include co op trade advertisements, tradeshow exposure, direct mail, and including the site address on all corporate collateral and product labels.

Year 2000

     The Companies have addressed and will continue to address the year 2000 issue to ensure the reliability of their operational systems. The Companies have made and will continue to make certain investments in their software systems and applications to ensure that they are Year 2000 compliant. These expenditures, which are expensed as incurred, are not expected to be material . The Companies are also working with their suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business.

Loans to Play Co.

     Pursuant to an unsecured promissory note dated February 1, 1999, the Company loaned $100,000 to Play Co. bearing interest at 9% per annum. Play Co. agreed to repay such note by June 15, 1999 in monthly installments.

     Pursuant to an unsecured promissory note dated April 22, 1999, the Company loaned an additional $100,000 to Play Co. bearing interest at 9% per annum. Play Co. agreed to repay such note by August 1999 in monthly installments.

Common Stock Dividend

     On January 14, 1999, the Company declared a 100% Common Stock dividend to all shareholders of record as of January 29, 1999. The dividend was paid on February 5, 1999 whereby the Company issued 2,686,027 shares of Common Stock. An additional 917 shares are entitled to the dividend and holders thereof will be issued the dividend shares once they have exchanged their old (i.e., pre-February 1998 reverse split) shares of common stock for post-reverse split shares.

                                    PART II

     Item 1. Legal Proceedings: The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

     Item 2. Changes in Securities and Use of Proceeds: Previously reported.

     Item 3. Defaults Upon Senior Securities: None

     Item 4. Submission of Matters to a Vote of Security Holders: None

     Item 5. Other Information: None

     Item 6. Exhibits and Reports on Form 8-K:

     No exhibits are filed with this Form 10-QSB for the quarter ended March 31, 1999.

     (b) During the quarter ended March 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 1999.


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