Form 10QSB/A
period 1999-03-31
SHOPNET COM INC
filed 1999-05-28
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
                                   (Mark One)

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

            14 East 60th Street, Suite 402, New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                        SHOPNET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                 1999                   1998
                                                                                          ------------------     -----------------

Cash flows from operating activities:
    Net income                                                                            $           79,203     $         566,988
Adjustments to reconcile net income to
 net cash provided by operating activities
    Equity in loss of affiliate                                                                      151,282                     -
    Amortization and depreciation                                                                     26,988               169,050
    Decrease (increase) in:
         Accounts receivable                                                                           4,646                (2,141)
         Cancellation of stock issued for compensation                                                   -                 (62,500)
         Prepaid expenses                                                                            (41,159)                2,300
         Inventory                                                                                 1,191,188             1,064,230
         Film production costs                                                                          (659)             (138,787)
    Increase (decrease) in:
         Accounts payable and accrued expenses                                                      (405,998)             (138,040)
         Due to factor                                                                            (1,005,224)           (1,361,537)
                                                                                          -------------------    -----------------
         Net cash provided by operating activities                                                       267                99,563
                                                                                          ------------------     -----------------

Cash flows from investing activities:
    Acquisition of furniture, computer equipment, and
      leasehold improvements                                                                          (3,907)               (3,813)
      Loans receivable-affiliate                                                                    (100,000)             (250,000)
    Payments received on loans to affiliate                                                           25,000                25,000
    Acquisition costs                                                                                (17,035)                    -
    Subsidiary's redemption of preferred stock                                                             -              (280,000)
                                                                                          ------------------     ------------------
         Net cash used for investing activities                                                      (95,942)             (508,813)
                                                                                          ------------------     -----------------

Cash flows from financing activities:
    Principal payments on capital leases                                                              (2,033)
    Sale of common stock                                                                                   -               194,982
    Repayments from (advances to) related parties                                                          -               (13,910)
    Offering costs incurred                                                                                -                (4,000)
                                                                                          ------------------     ------------------
         Net cash provided by (used for) financing activities                                        (2,033)               177,072
                                                                                         -------------------     ------------------

Net decrease in cash                                                                                 (97,708)             (232,178)

Cash, beginning of period                                                                          1,309,526             1,852,981
                                                                                          ------------------     -----------------

Cash, end of period                                                                       $        1,211,818     $       1,620,803
                                                                                          ==================     =================

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest                                                                         $           75,030     $         124,748
                                                                                          ==================     =================
         Income taxes                                                                     $            6,506     $           1,959
                                                                                          ==================     =================

           See notes to consolidated financial statements (unaudited).

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of May 1999.


HOLLYWOOD PRODUCTIONS, INC.



By: /s/ Harold Rashbaum
Harold Rashbaum
President and Chief Executive Officer


By: /s/ Robert DiMilia
Robert DiMilia
Vice President and Secretary