Form 10QSB
period 1999-06-30
SHOPNET COM INC
filed 1999-08-23
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value:
5,372,971 shares outstanding as of August 18, 1999.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.              FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

                     Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998.                            3

                     Consolidated  Statements of Operations  (unaudited) for the
                     Three and Six Months Ended June 30, 1999 and 1998                                                          4-5

                     Consolidated Statement of Stockholders' Equity (unaudited) for the Six Months Ended June 30, 1999.         6

                     Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 1999 and 1998.         7

                     Notes to Consolidated Financial Statements.                                                                8-14

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                    15-22

     PART II.        OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS                                                                                         23

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 23

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           23

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       23

Item 5.              OTHER INFORMATION                                                                                         23

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          23

                     Signatures                                                                                                24


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                (Unaudited)
                                                                                                 June 30,        December 31,
                                                                                                   1999                 1998
                                                                                             ---------------     -----------
Current assets:
    Cash                                                                                        $     73,506          $    159,526
    Cash - restricted                                                                              1,150,000             1,150,000
    Accounts receivable                                                                               11,934                53,228
    Prepaid expenses                                                                                 111,375                52,668
    Inventory                                                                                        275,596             2,663,003
    Advances to officer                                                                               18,000                18,000
    Loan receivable - affiliate                                                                      225,000                   -
    Deferred tax asset                                                                                55,000                55,000
                                                                                             ---------------     -----------------
    Total current assets                                                                           1,920,411             4,151,425
                                                                                             ---------------     -----------------

Furniture, computer equipment and leasehold improvements, net                                         77,232                78,875
                                                                                             ----------------    -----------------


Advances to officer - non-current portion                                                             22,000                22,000
Film production and distribution costs, net                                                        1,901,881             1,901,222
Organizational costs, net                                                                             37,500                50,000
Costs in excess of net assets of business acquired, net                                              869,165               904,641
Investments in joint venture and affiliate                                                           334,233             1,177,270
Deferred tax asset-non current                                                                       173,658               173,658
Other assets                                                                                          20,135                20,635
                                                                                             ---------------     -----------------
Total assets                                                                                 $     5,356,215     $       8,479,726
                                                                                             ===============     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                    $        97,133     $         610,406
    Due to factor                                                                                    500,612             2,063,554
    Capital lease obligations                                                                         12,589                13,589
    Deferred tax liability                                                                            50,159                50,159
                                                                                             ---------------     -----------------
         Total current liabilities                                                                   660,493             2,737,708
                                                                                             ---------------     -----------------

    Capital lease obligations, net of current portion                                                 39,201                43,683
                                                                                             ---------------     -----------------
Total liabilities                                                                                    699,694             2,781,391
                                                                                             ---------------     -----------------

Commitments and contingencies (Note 6)                                                                   -                       -

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     5,372,971 shares issued and outstanding                                                           5,374                 5,374
    Additional paid-in capital                                                                     6,319,666             6,307,416
    Accumulated deficit                                                                           (1,668,519)             (614,455)
                                                                                             ----------------    -----------------
         Total stockholders' equity                                                                4,656,521             5,698,335
                                                                                             ---------------     -----------------

Total liabilities and stockholders' equity                                                   $     5,356,215     $       8,479,726
                                                                                             ===============     =================

See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,



                                                                                               1999                    1998
                                                                                       -------------------    -------------

Net sales                                                                              $         1,399,992    $          1,159,378

Cost of sales                                                                                    1,245,350                 973,336
                                                                                       -------------------    --------------------

Gross profit                                                                                       154,642                 186,042
                                                                                       -------------------    --------------------

Expenses:
    Selling, general and administrative expenses                                                   523,589                 569,670
    Amortization of costs in excess of net assets of business acquired                              17,738                  17,738
                                                                                       -------------------    --------------------

Total expenses                                                                                     541,327                 587,408
                                                                                       -------------------    --------------------

(Loss) before other income (expense)
 and provision for income taxes                                                                   (386,685)               (401,366)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in loss of affiliate                                                                   (530,879)                      -
    Rental income                                                                                        -                       -
    Interest and finance expense                                                                   (52,985)                (66,136)
    Interest income                                                                                 15,193                  25,745
                                                                                       --------------------   ---------------------
         Total other income (expense)                                                             (568,671)                (40,391)
                                                                                       --------------------   ---------------------

(Loss) before provision for
 income taxes                                                                                     (955,356)               (441,757)

(Benefit) for income taxes                                                                               -                 (23,400)
                                                                                       -------------------    ---------------------

Net (Loss)                                                                             $          (955,356)   $           (418,357)
                                                                                       ====================   =====================

Basic:
    Net (Loss)                                                                         $             (.18)    $            (.08)
                                                                                       ===================    ==================

Weighted average number of
 common shares outstanding                                                                       5,372,971               5,023,888
                                                                                       ===================    ====================

           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                                                               1999                    1998
                                                                                       -------------------    -------------

Net sales                                                                              $         3,615,087    $          4,092,491

Cost of sales                                                                                    2,575,351               2,646,249
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,039,736               1,446,242
                                                                                       -------------------    --------------------

Expenses:
    Selling, general and administrative expenses                                                 1,087,094               1,215,401
    Amortization of costs in excess of net assets of business acquired                              35,476                  35,476
                                                                                       -------------------    --------------------

Total expenses                                                                                   1,122,570               1,250,877
                                                                                       -------------------    --------------------

(Loss) Income before other income (expense)
 and provision for income taxes                                                                    (82,834)                195,365
                                                                                       --------------------   --------------------

Other income (expense):
    Equity in loss of affiliate                                                                   (872,572)                      -
    Rental income                                                                                    4,500                       -
    Cancellation of stock issued in lieu of compensation                                                 -                  62,500
    Interest and finance expense                                                                  (131,406)               (136,647)
    Interest income                                                                                 28,248                  46,613
                                                                                       -------------------    --------------------
         Total other income (expense)                                                             (971,230)                (27,534)
                                                                                       --------------------   ---------------------

(Loss) Income before provision for
 income taxes                                                                                   (1,054,064)                167,831

Provision for income taxes                                                                               -                  19,200
                                                                                       -------------------    --------------------

Net (Loss) Income                                                                      $        (1,054,064)   $            148,631
                                                                                       ====================   ====================

Basic:
    Net (Loss) Income                                                                  $             (.20)    $             .03
                                                                                       ===================    =================

Weighted average number of
 common shares outstanding                                                                       5,372,971               4,698,888
                                                                                       ===================    ====================

           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                                                             Additional                            Total
                                                Common Stock                   Paid-in        Accumulated      Stockholders'
                                            Shares           Amount            Capital          Deficit           Equity

Balances at December 31, 1998               5,372,971     $       5,374    $   6,307,416     $    (614,455)   $   5,698,335

Issuance of Stock Options                           -                 -           12,250                 -           12,250

Net Loss for the six months
 ended June 30, 1999                              -                 -                -          (1,054,064)      (1,054,064)
                                        -------------     -------------    -------------     --------------   --------------

Balances at March 31, 1999                  5,372,971     $       5,374    $   6,319,666     $  (1,668,519)   $   4,656,521
                                        =============     =============    =============     ==============   =============

           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                     1999           1998
                                                                               -----------------------------

Cash flows from operating activities:
    Net (Loss) Income ..........................................................   $(1,054,064)   $   148,631
Adjustments to reconcile net income to
 net cash provided by operating activities
    Issuance of stock options to officers ......................................        12,250           --
    Equity in loss of affiliate ................................................       872,572           --
    Amortization and depreciation ..............................................        53,367        239,234
    Cancellation of stock issued for compensation ..............................       (62,500)
    Decrease (increase) in:
         Deferred Taxes ........................................................          --             (800)
         Accounts receivable ...................................................        41,294         17,221
Prepaid expenses ...............................................................       (58,707)       (35,861)
         Inventory .............................................................     2,387,407      2,025,403
         Film production costs .................................................          --         (372,306)
    Increase (decrease) in:
         Accounts payable and accrued expenses .................................      (513,273)      (255,628)
         Due to factor .........................................................    (1,562,942)    (2,018,391)
                                                                                   -----------    -----------
Net cash provided by (used for) operating activities ...........................       177,904       (314,997)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Acquisition of furniture, computer equipment, and
      leasehold improvements ...................................................        (3,907)        (4,973)
Loans receivable-affiliate .....................................................      (300,000)      (250,000)
    Repayments of loans to affiliate ...........................................        75,000        100,000
    Acquisition costs ..........................................................       (17,035)          --
    Investment in joint venture ................................................       (12,500)          --
    Subsidiary=s redemption of preferred stock .................................          --         (280,000)
                                                                                   -----------    -----------
    Net cash used for investing activities .....................................      (258,442)      (434,973)
                                                                                   -----------    -----------

Cash flows from financing activities:
    Principal payments on capital leases .......................................        (5,482)          --
    Sale of common stock .......................................................          --          754,982
    Repayments from (advances to) related parties ..............................          --           12,195
    Offering costs incurred ....................................................          --           67,385
                                                                                   -----------    -----------
Net cash  (used for) provided by financing activities ..........................        (5,482)       834,562
                                                                                   -----------    -----------

Net (decrease) increase in cash ................................................       (86,020)        84,592

Cash, beginning of period ......................................................     1,309,526        352,981
                                                                                   -----------    -----------

Cash, end of period ............................................................   $ 1,223,506    $   437,573
                                                                                                  ===========


Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest ..............................................................   $   131,406    $   143,256
         Income taxes ..........................................................   $     6,506    $    25,509


           See notes to consolidated financial statements (unaudited).

NOTE 1            ORGANIZATION

                  Shopnet.com, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. In accordance with the name change, the Company also changed its Nasdaq symbols from "FILM" and "FILMW" to "SPNT" and "SPNTW," respectively. On May 12, 1999, the Company incorporated a wholly-owned subsidiary, Hollywood Productions, Inc., to which the Company shall assign its film production business and act, thereafter, as a holding company. The accompanying unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries (herein referred to as the "Company" except where otherwise required for clarity), Breaking Waves, Inc. ("Breaking Waves") and (newly formed) Hollywood Productions, Inc. ("Hollywood"), after elimination of all significant intercompany transactions and accounts. The Company, directly and through Breaking Waves, has investments in a joint venture and an affiliate, which are accounted for under the equity method.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2            ACQUISITION OF BREAKING WAVES, INC.

              Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 100,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired, totaling $1,064,283, was recorded and is being amortized over the useful lives of the related assets, which is fifteen years. Amortization expense totaled $17,738 for the three months ended June 30, 1999 and 1998, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                    (UNAUDITED)




NOTE 3 INVESTMENT IN JOINT VENTURE AND AFFILIATE

         a)       Investment in Joint Venture

               Pursuant to a co-production agreement dated April 17, 1998, the Company has invested $212,500 through June 30, 1999 for a 50% interest in Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested a total of $212,500 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of June 30, 1999, Battle Studies had completed filming its first motion picture which is expected to be shown at film festivals.

               The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of June 30, 1999, the Company only recorded its initial $212,500 investment in the joint venture since no operations have yet commenced.

         b)       Investment in Affiliate

               On November 24, 1998, pursuant to a sales agreement (the "Sales Agreement") entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co.," a toy retailer and publicly traded company whose Chairman of the Board is also the President of the Company and Breaking Waves), Breaking Waves purchased 1,400,000 unregistered shares of Play Co. common stock, representing 25.4% of the then issued and outstanding common stock, for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. As of June 30, 1999, as a result of Play Co.'s issuance of additional common stock, Breaking Waves' percentage was reduced to 25.2%.

               Breaking Waves accounts for its investment under the equity method. For the three and six months ended June 30, 1999, Breaking Waves recorded $530,979 and $872,572 respectively of equity loss for its proportionate share in Play Co.'s loss.

               Play Co.'s operations are highly seasonal with approximately 30-40% of its sales historically falling within the last three months of the calendar year.

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

NOTE 4            DUE TO FACTOR (continued)

               In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. Interest expense related to this agreement totaled $52,985 and $44,598, respectively, for the three months ended June 30, 1999 and 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of June 30, 1999, the net advances to Breaking Waves from the factor amounted to $500,612.

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

               At June 30, 1999, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

Year Ended
December 31,

1999                                                               $        10,619
2000                                                                        18,757
2001                                                                        18,757
2002                                                                        13,355
                                                                 -----------------
Total minimal lease payments                                                61,488

Less: amounting representing interest                                        9,698

Present value of net minimum lease payments             $                   51,790
                                                        =========           ======


               At December 31, 1998, equipment and software under capital leases is carried at a book value of $59,115.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)





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

               The Company's and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 1999 are as follows:

                           Year ended
                           December 31,

                           1999                      $        141,257
                           2000                               141,257
                           2001                               135,452
                           2002                                71,600
                           2003                                71,600
                           Thereafter                          71,600
                                                     -----------------
                                                     $        632,766
                                                     =================

               Rent expense for the three months ended June 30, 1999 and 1998 amounted to approximately $41,084 and $29,805, respectively.

               b) Significant vendors and customers

               Breaking Waves purchases approximately 90% of its inventory from two vendors in Indonesia. For the three months ended June 30, 1999 and 1998, Breaking Waves had two and four customers, respectively, which comprise 21%, and 33% and 28%, 17%, 11%, and 11% of net sales, respectively.

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

               d) License agreements

                    i) On  October  16,  1995,  Breaking  Waves  entered  into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term of January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $37,500 and $30,000 during the three months ended June 30, 1999 and 1998, respectively.


                    ii) On October  31,  1996,  Breaking  Waves  entered  into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired March 1, 1999. The Company recorded $0 and $1,170 in royalties under this agreement during the three months ended June 30, 1999 and 1998, respectively.

                    iii)On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999. The Company recorded $7,628 and $0 royalties under this agreement during the three months ended June 30, 1999 and 1998, respectively.

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

               As of June 30, 1999, the Company invested $2,065,273 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended June 30, 1999 and 1998, no revenue associated with the motion picture was generated.

               f) Employment agreements

               On November 27, 1996, the Company entered into two employment agreements (as amended) with two key employees of Breaking Waves. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with annual salaries of $60,000 and $130,000 for 1998 (as amended), respectively, and for $110,000 each for 1997. One of the employment agreements was further amended effective January 1, 1999 with an annual salary increase from $60,000 to $70,000. In addition to the salaries, the Company agreed to issue on each of November 27, 1996, 1997, and 1998, shares of common stock in the amount equal to the fair market value of $25,000 (before amendment) on the date of each issuance, to each employee subject to a vesting schedule. In connection with the decrease in salary from originally $110,000 per year to $70,000 per year for one of the key employees, the Company reduced the value of shares to be issued thereof to $13,636 for 1998. Such common stock has not yet been issued.

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

NOTE 7 RELATED PARTIES TRANSACTIONS

               a) For the three months ended June 30, 1999 and 1998, $12,000 and $9,000, respectively of financial consulting fees were paid to an affiliate of the Company's President.

               b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was forgiven as part of a severance package for a previous officer. As of June 30, 1999, the remaining note amounted to $37,000, of which $15,000 has been classified as current and $22,000 classified as non-current.

               As of June 30, 1999, the Company's President was advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

               c) Pursuant to certain unsecured promissory notes, the Company loaned a total of $300,000 to Play Co. between February 1999 and June 1999 bearing interest at 9% per annum. Play Co. agreed to repay such notes with monthly installments by August 1999. As of June 30, 1999 the notes receivables amounted to $225,000 which have been fully repaid as of August 18, 1999.

               d) During April 1999, the Company granted its President and Vice President a total of approximately 50,000 stock options. The options are exercisable at 85% of the closing bid price on April 16, 1999. In accordance with such grant of options, the Company recorded $12,250 as compensation expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

               *CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

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

General

     Shopnet.com, Inc. ("Shopnet.com") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation effecting a change in its name to Shopnet.com, Inc. On May 12, 1999, the Company incorporated a wholly-owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company shall assign its film production business, thereby rendering the Company a holding company for Hollywood and its other wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves"). The Company was formed initially for the purpose of acquiring screen plays and producing motion pictures. During September 1996, in connection with the completion of its Initial Public Offering ("IPO"), the Company acquired all of the capital stock of Breaking Waves. Breaking Waves designs, manufactures, and distributes private and brand name label children's swimwear.

     The consolidated financial statements at June 30, 1999 include the accounts of the Company and its subsidiaries, Breaking Waves and Hollywood (herein referred to as the "Companies"), after elimination of all significant intercompany transactions and accounts. As of June 30, 1998, the consolidated financial statements include the accounts of the Company and Breaking Waves.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since the Company and its subsidiaries, Breaking Waves and Hollywood, operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful. During the quarter ended June 30, 1999, Hollywood pursued various avenues in marketing its Dirty Laundry and Machiavelli Rises motion pictures.

     Three months ended June 30, 1999 as compared to the three months ended June 30, 1998

Breaking Waves

     For the three months ended June 30, 1999 and 1998, Breaking Waves generated net sales of $1,399,992 and $1,159,378, respectively, with a cost of sales amounting to $1,245,350 and $973,336, respectively. The gross profit for the three months ended June 30, 1999 amounted to $154,642, or 11%, as compared to the three months ended June 30, 1998 during which it amounted to $186,042, or 16%. Sales for the quarter ended June 30, 1999 increased by $240,614 when compared to the quarter ended June 30, 1998. The increase in sales is primarily a result in the timing of orders by customers between periods.

     The decrease in gross profit of approximately 5% is primarily a result of Breaking Waves selling its discontinued line, Jet Ski, at cost or slightly below cost in order to make room for new merchandise.

     Selling, general, and administrative expenses during the three months ended June 30, 1999 and 1998 amounted to $362,589 and $383,903, respectively which represents a decrease of $21,314, or approximately 6%.

     The major components of the Breaking Waves selling, general, and administrative expenses during the quarter ended June 30, 1999 are as follows:
$113,686 of officers, office staff, and designer salaries and related benefits, $16,880 of commission expense, $54,350 of warehousing costs, $45,128 of royalty fees, $22,226 of rent expense, $15,058 of factor commissions, and $95,261 representing other miscellaneous general corporate overhead expenses.

     The major components of selling, general, and administrative expenses for the three months ended June 30, 1998 are as follows: $131,961 of officers, office staff, and design salaries and related benefits, $27,564 of commission expense, $43,649 of warehousing costs, $31,169 of royalty fees, $22,331 of rent expense, $14,543 of factor commission and $112,686 representing other miscellaneous general corporate overhead expenses.

     Breaking Waves acquired, in November 1998, an approximate 25% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., then representing 25.4% ownership thereof, Breaking Waves recognized $530,879 of equity loss in Play Co. for the quarter ended June 30, 1999. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. As a result of Play Co.'s issuance of additional common stock, Breaking Waves' percentage was reduced to 25.2%.

     Interest expense in connection with its factoring agreement amounted to $52,863 and $48,305 for the three months ended June 30, 1999 and 1998 respectively.

     Breaking Waves generated a net loss of $781,690 inclusive of a $530,879 equity loss pick up from Play Co. for the three months ended June 30, 1999. Shopnet.com

     For the three months ended June 30, 1999 and 1998, Shopnet.com generated minimal revenue comprised of interest from its money market and minimal sublet rental income from its corporate office. In addition, its newly formed wholly-owned subsidiary, Hollywood did not generate any motion picture revenue, although it expects to generate revenue in the very near future.

     Shopnet.com's selling, general, and administrative expense amounted to approximately $161,122 and $185,767 for the three months ended June 30, 1999 and 1998, respectively.

     The major components of the Shopnet.com's expenses are as follows for the three months ended June 30:

                                                                                          1999               1998
                                                                                        ------              ------
         Salaries  (officer and office staff) and stock compensation
              and related benefits                                                        $59,317          $ 79,513
         Legal and Professional fees                                                        7,148             6,604
         Rent                                                                              18,857            17,681
         Consulting fees and Directors Fees                                                 9,600            15,250
         Other general corporate and administrative expenses                               66,200            66,719

     Shopnet.com generated a net loss of $143,429 for the three months ended June 30, 1999, and a net loss of $166,130 for the three months ended June 30, 1998.

     Six months ended June 30, 1999 as compared to the six months ended June 30, 1998

Breaking Waves

     For the six months ended June 30, 1999 and 1998, Breaking Waves generated net sales of $3,615,087 and $4,092,491, respectively, with a cost of sales amounting to $2,575,351 and $2,646,249, respectively. The gross profit for the six months ended June 30, 1999 amounted to $1,039,736, or 29%, as compared to the six months ended June 30, 1998 during which it amounted to $1,446,242, or 35%. Sales for the six months ended June 30, 1999 decreased by $477,404 when compared to the six months ended June 30, 1998. The decrease in sales is primarily a result in the timing of orders by customers between periods.

     The decrease in gross profit of approximately 6% is primarily a result of Breaking Waves selling its discontinued line, Jet Ski, at cost or slightly below cost in order to make room for new merchandise.

     Selling, general, and administrative expenses during the six months ended June 30, 1999 and 1998 amounted to $801,499 and $867,253, respectively.

     The major components of the Breaking Waves selling, general, and administrative expenses during the six months ended June 30, 1999 are as follows: $243,252 of officers, office staff, and designer salaries and related benefits, $96,880 of commission expense, $140,862 of warehousing costs, $86,198 of royalty fees, $44,111 of rent expense, $37,443 of factor commissions, and $152,753 representing other miscellaneous general corporate overhead expenses.

     The major components of selling, general, and administrative expenses for the six months ended June 30, 1998 are as follows: $244,183 of officers, office staff, and design salaries and related benefits, $129,795 of commission expense, $146,244 of warehousing costs, $63,832 of royalty fees, $25,016 of rent expense, $42,954 of factor commission, $71,385 of offering costs and $143,844 representing other miscellaneous general corporate overhead expenses.

     Breaking Waves acquired, in November 1998, an approximate 25% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., then representing 25.4% ownership thereof, Breaking Waves recognized $872,572 of equity loss in Play Co. for the six months ended June 30, 1999. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. As a result of Play Co.'s issuance of additional common stock, Breaking Waves' percentage was reduced to 25.2%.

     Interest expense in connection with its factoring agreement amounted to $128,712 and $136,547 for the six months ended June 30, 1999 and 1998 respectively.

     Breaking Waves generated a net loss of $765,528 and a net income of $434,749 respectively, for the six months ended June 30, 1999 and 1998. The increase in loss amounting to approximately $1,200,000 is primarily a result of the $872,000 equity loss pick up from Play Co.'s investment along with the decrease in sales and related gross profits.

Shopnet.com

     For the six months ended June 30, 1999 and 1998, Shopnet.com generated sales from its motion picture "Dirty Laundry" amounting to $0 and $120,000, respectively. Although sales have been minimal since the completion of the motion picture, Shopnet.com expects increase in sales during 1999 and thereafter as a result of a new release of the picture during the latter part of 1998.

     Shopnet.com's selling, general, and administrative expense amounted to $285,648 and $348,148 for the six months ended June 30, 1999 and 1998, respectively.

     The major components of Shopnet.com's expenses are as follows for the six months ended June 30:

                                                                                          1999              1998
                                                                                        ------             ------
         Salaries  (officer and office staff) and stock compensation
              and related benefits                                                         $106,661       $138,269
         Legal and Professional fees                                                         17,812         43,559
         Rent                                                                                37,321         35,424
         Consulting fees and Directors Fees                                                  21,850         34,000
         Other general corporate and administrative expenses                                102,004         96,896
         Shopnet.com  generated a net loss of $253,060  for the six months ended
         June 30,  1999,  and a net loss of  $256,242  for the six months  ended
         June 30, 1998.

Liquidity and Capital Resources

     At June 30, 1999, the Companies have a consolidated working capital amounting to $1,259,918. The Companies anticipate that their current available cash will be sufficient for the next twelve months, and they do not anticipate any cash shortfalls.

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of approximately $1,159,000. The Company maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,059,000. The Company believes that such risk is minimal. The Company maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for the letter of credit. Accordingly, such cash is designated as restricted.

     For the three months ended June 30, 1999, the Companies reported a consolidated net loss of $955,356 inclusive of a $530,879 equity loss pick up from Play Co., whereas for the three months ended June 30, 1998, the Companies reported a consolidated net loss of $418,357 after a benefit of income taxes amounting to $23,400.

Investment in Joint Venture

     Pursuant to a co-production agreement dated April 17, 1998, the Company has invested $212,500 through June 30, 1999 for a 50% interest in Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested a total of $212,500 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of June 30, 1999, Battle Studies had completed filming its first motion picture and which is expected to be shown at film festivals.

     The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of June 30, 1999, the Company only recorded its initial $212,500 investment in the joint venture since no operations have yet commenced.

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

     The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Heller has a continuing interest in Breaking Wave s inventory as collateral for the advances. As of June 30, 1999, the net advances to Breaking Waves from the factor amounted to $500,612.

 Capital Lease Obligations

     During 1998, Shopnet.com acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the terms and conditions set forth herein.

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

Lease Commitments

     Shopnet.com and Breaking Waves have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at a base annual rent amounting to approximately $70,000. Breaking Waves leased administrative offices through approximately January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves amended such lease and rented additional space at an annual rental of $71,600 expiring December 2004. Breaking Waves also leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

License Agreements

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") to use the trademark "Daffy Waterwear" ("Daffy"). Beach supplies prints and designs used under this agreement for the Daffy line. Pursuant to the licensing agreement, Breaking Waves was given the right to use those designs for a children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $37,500 and $30,000 during the three months ended June 30, 1999 and 1998, respectively.

     On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded $0 and $1,170 of royalties under this agreement during the three months ended June 30, 1999 and 1998, respectively.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999. Royalties paid under the agreement during the three months ended June 30, 1999 and 1998 amounted to $7,628 and $0, respectively.

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

Loans to Play Co.

     Pursuant to certain unsecured promissory notes, the Company loaned a total of $300,000 to Play Co. between February 1999 and June 1999 bearing interest at 9% per annum. Play Co. agreed to repay such notes with monthly installments by August 1999. As of June 30, 1999 the notes receivables amounted to $225,000 which as of August 18, 1999 have been fully repaid.

Stock Options Granted

     During April 1999, the Company granted its President and Vice President a total of approximately 50,000 stock options. The options are exercisable at 85% of the closing bid price on April 16, 1999. In accordance with such grant of options, the Company recorded $12,250 as compensation expense.

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

     Item 2. Changes in Securities and Use of Proceeds: None

     Item 3. Defaults Upon Senior Securities: None

     Item 4. Submission of Matters to a Vote of Security Holders: On May 10, 1999, the Company held a special meeting of its shareholders to vote on a proposal to authorize an amendment to the Company's Certificate of Incorporation to effect a change in the name of the Company from Hollywood Productions, Inc. to Shopnet.com, Inc. The proposal was approved: votes cast for same aggregated 2,966,569, votes cast against same aggregated 9,666, and abstentions aggregated 666.

     Item 5. Other Information: None

     Item 6. Exhibits and Reports on Form 8-K:

     Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith:

10.31        Lease for premises at 14 East 60th Street, Room 402, New York, New York
27.1         Financial Data Schedule


     During the quarter ended June 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August 1999.


HOLLYWOOD PRODUCTIONS, INC.



By: /s/ Harold Rashbaum
Harold Rashbaum
President and Chief Executive Officer


By: /s/ Robert DiMilia
Robert DiMilia
Vice President and Secretary