Form 10QSB/A
period 1999-03-31
SHOPNET COM INC
filed 1999-10-22
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $.001 PAR VALUE:
5,372,971 SHARES OUTSTANDING AS OF OCTOBER 18, 1999.

              SHOPNET.COM, INC. AND SUBSIDIARY BREAKING WAVES, INC.

                                TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998.                      3

                    Consolidated Statement of Operations (unaudited) for the Three Months Ended March 31,                 4

                    Consolidated Statement of Stockholders' Equity (unaudited) for the Three Months Ended                 5

                    Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended March 31,                 6

                    Notes to Consolidated Financial Statements.                                                        7-14

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS            15-21

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS                                                                                    21

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            21


Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      21

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  21

Item 5.             OTHER INFORMATION                                                                                    21

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     21

                    Signatures                                                                                           22

                        SHOPNET.COM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   (Unaudited)
                                                                                    March 31,      December 31,
                                                                                      1999             1998
Current assets:

    Cash .......................................................................   $    61,818    $   159,526
    Cash - restricted ..........................................................     1,150,000      1,150,000
    Accounts receivable ........................................................        48,582         53,228
    Prepaid expenses ...........................................................        93,827         52,668
    Inventory ..................................................................     1,471,815      2,663,003
    Advances to officer ........................................................        18,000         18,000
    Loan receivable - affiliate ................................................        75,000           --
    DEFERRED TAX ASSET .........................................................        55,000         55,000
                                                                                   -----------    -----------
    TOTAL CURRENT ASSETS .......................................................     2,974,042      4,151,425
                                                                                   -----------    -----------

FURNITURE, COMPUTER EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET ..................        79,782         78,875
                                                                                   -----------    -----------



Advances to officer - non-current portion ......................................        22,000         22,000
Film production and distribution costs, net ....................................     1,901,881      1,901,222
Organizational costs, net ......................................................        43,750         50,000
Costs in excess of net assets of business acquired, net ........................       886,903        904,641
INVESTMENTS IN JOINT VENTURE AND AFFILIATE .....................................       835,577      1,177,270
Deferred tax asset-non current .................................................       173,658        173,658
OTHER ASSETS ...................................................................        37,670         20,635
                                                                                   -----------    -----------
TOTAL ASSETS ...................................................................   $ 6,955,263    $ 8,479,726
                                                                                   ===========    ===========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses ......................................   $   204,408    $   610,406
    Due to factor ..............................................................     1,058,330      2,063,554
    Capital lease obligations ..................................................        14,579         13,589
    DEFERRED TAX LIABILITY .....................................................        50,159         50,159
                                                                                   -----------    -----------
         TOTAL CURRENT LIABILITIES .............................................     1,327,476      2,737,708
                                                                                   -----------    -----------

    CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ..........................        40,660         43,683
                                                                                   -----------    -----------
TOTAL LIABILITIES ..............................................................     1,368,136      2,781,391
                                                                                   -----------    -----------

Commitments and contingencies (Note 6) .........................................          --             --

Stockholders' equity:

    Common stock - $.001 par value, 20,000,000 shares authorized,


     5,373,388 shares issued and outstanding ...................................         5,374          5,374
    Additional paid-in capital .................................................     6,307,416      6,307,416
    ACCUMULATED DEFICIT ........................................................      (725,663)      (614,455)
                                                                                   -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY ............................................     5,587,127      5,698,335
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 6,955,263    $ 8,479,726
                                                                                   ===========    ===========

           See notes to consolidated financial statements (unaudited).

                        SHOPNET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                             1999           1998
Net sales ............................................................   $ 2,215,095    $ 2,933,113

COST OF SALES ........................................................     1,330,001      1,672,913
                                                                         -----------    -----------

GROSS PROFIT .........................................................       885,094      1,260,200
                                                                         -----------    -----------

Expenses:

    Selling, general and administrative expenses .....................       563,505        622,107
    AMORTIZATION OF COSTS IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED        17,738         17,738
                                                                         -----------    -----------

TOTAL EXPENSES .......................................................       581,243        639,845
                                                                         -----------    -----------

Income before other income (expense)

 AND PROVISION FOR INCOME TAXES ......................................       303,851        620,355
                                                                         -----------    -----------

Other income (expense):


    EQUITY IN LOSS OF AFFILIATE ......................................      (341,693)          --
    Rental income ....................................................         2,000          3,007
    Cancellation of stock issued in lieu of compensation .............          --           62,500
    Interest and finance expense .....................................       (78,421)       (91,949)
INTEREST INCOME ......................................................        13,055         20,868
                                                                         -----------    -----------
         TOTAL OTHER INCOME (EXPENSE) ................................      (405,059)        (5,574)
                                                                         -----------    -----------

(LOSS) Income before provision for

 INCOME TAXES ........................................................      (101,208)       614,781


PROVISION FOR INCOME TAXES ...........................................        10,000         47,794
                                                                         -----------    -----------


NET (LOSS) INCOME ....................................................   $  (111,208)   $   566,987
                                                                         ===========    ===========


Basic:


    NET (LOSS) INCOME ................................................   $      (.02)   $       .14
                                                                         ===========    ===========

                                                                                                .14

Weighted average number of
 COMMON SHARES OUTSTANDING ...........................................     5,373,388      4,061,666
                                                                         ===========    ===========

           See notes to consolidated financial statements (unaudited).

                        SHOPNET.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                             Additional                            Total
                                                COMMON STOCK                   Paid-in        Accumulated      Stockholders'
                                            SHARES           AMOUNT            CAPITAL          DEFICIT           EQUITY

Balances at December 31, 1998               5,373,888     $       5,374    $   6,307,416     $    (614,455)   $   5,698,335


NET (LOSS) for the three months

 ENDED MARCH 31, 1999                             -                 -                -            (111,208)        (111,208)
                                        -------------     -------------    -------------     -------------    -------------

BALANCES AT MARCH 31, 1999                  5,373,888     $       5,374    $   6,307,416     $    (725,663)   $   5,587,127
                                        =============     =============    =============     =============    =============


           See notes to consolidated financial statements (unaudited).

                        SHOPNET.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                        1999           1998
Cash flows from operating activities:

    NET (LOSS) INCOME ..........................................................   $  (111,208)   $   566,988
Adjustments to reconcile net income to

 net cash provided by operating activities


    EQUITY IN LOSS OF AFFILIATE ................................................       341,693           --
    Amortization and depreciation ..............................................        26,988        169,050

    Decrease (increase) in:

         Accounts receivable ...................................................         4,646         (2,141)
Cancellation of stock issued for compensation ..................................          --          (62,500)
         Prepaid expenses ......................................................       (41,159)         2,300
         Inventory .............................................................     1,191,188      1,064,230
         Film production costs .................................................          (659)      (138,787)
    Increase (decrease) in:

         Accounts payable and accrued expenses .................................      (405,998)      (138,040)
         DUE TO FACTOR .........................................................    (1,005,224)    (1,361,537)
                                                                                   -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .............................           267         99,563
                                                                                   -----------    -----------

Cash flows from investing activities:
    Acquisition of furniture, computer equipment, and

      leasehold improvements ...................................................        (3,907)        (3,813)
Loans receivable-affiliate .....................................................      (100,000)      (250,000)
    Payments received on loans to affiliate ....................................        25,000         25,000
    Acquisition costs ..........................................................       (17,035)          --
    SUBSIDIARY'S REDEMPTION OF PREFERRED STOCK .................................          --         (280,000)
                                                                                   -----------    -----------
         NET CASH USED FOR INVESTING ACTIVITIES ................................       (95,942)      (508,813)
                                                                                   -----------    -----------

Cash flows from financing activities:

    Principal payments on capital leases .......................................        (2,033)

    Sale of common stock .......................................................          --          194,982
    Repayments from (advances to) related parties ..............................          --          (13,910)
    OFFERING COSTS INCURRED ....................................................          --           (4,000)
                                                                                   -----------    -----------
         NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ..................        (2,033)       177,072
                                                                                   -----------    -----------

Net decrease in cash ...........................................................       (97,708)      (232,178)

CASH, BEGINNING OF PERIOD ......................................................     1,309,526      1,852,981
                                                                                   -----------    -----------

CASH, END OF PERIOD ............................................................   $ 1,211,818    $ 1,620,803
                                                                                   ===========    ===========

Supplemental disclosure of non-cash flow information: Cash paid during the year for:

         INTEREST ..............................................................   $    75,030    $   124,748
                                                                                   ===========    ===========
         INCOME TAXES ..........................................................   $     6,506    $     1,959
                                                                                   ===========    ===========

           See notes to consolidated financial statements (unaudited).

                        SHOPNET.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)
NOTE 1   ORGANIZATION

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


                  Breaking Waves accounts for its investment under the equity method. For the three months ended MARCH 31, 1999, BREAKING WAVES RECORDED $341,693 of equity loss for its proportionate share in Play Co.'s loss.


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

                  At March 31, 1999, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                            Year Ended

                            2000                                                                     18,757
                            2001                                                                     18,757
                            2002                                                                     13,355
                                                                                                     ------

                            Total minimal lease payments                                             64,937

                            LESS: AMOUNTING REPRESENTING INTEREST                                     9,698

                            PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                             $55,239
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

NOTE 6   COMMITMENTS AND CONTINGENCIES (cont'd.)

                  The Company's and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 1999 are as follows:

                           Year ended

                           DECEMBER 31,


                           1999                      $        141,257
                           2000                               141,257
                           2001                               135,452
                           2002                                 71,600
                           2003                                 71,600
                           THEREAFTER                           71,600
                                                     -----------------

                                                     $           632,766
                                                     ===================

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

NOTE 7   RELATED PARTIES TRANSACTIONS

             a) For the three months ended March 31, 1999 and 1998, $12,000 and $15,500, respectively of financial consulting fees were paid to an affiliate of the Company's President.

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


         Breaking Waves acquired, in November 1998, a 25.4% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 INVESTMENT IN PLAY CO., REPRESENTING 25.4% OWNERSHIP THEREOF, BREAKING WAVES RECOGNIZED $341,693 of equity loss in Play Co. for the quarter ended March 31, 1999. Play Co.'s operations are highly seasonal with approximately 40% of its net sales historically falling within the last three months of the calendar year.


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

     The major components of the Company's expenses are as follows for the three months ended March 31:

                                                                                          1999                1998
                                                                                        ------              ------
         Salaries  (officer and office staff) and stock compensation

              and related benefits                                                     $47,343              $69,669
         Legal and Professional fees                                                    10,665                2,681

         Rent                                                                           18,465               17,680
         Consulting fees                                                                12,250               15,250
         Other general corporate and administrative expenses                            35,872               57,101

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

         FOR THE THREE MONTHS ENDED MARCH 31, 1999, THE COMPANIES REPORTED A CONSOLIDATED NET LOSS OF $111,208 after an estimated income tax expense of $10,000 whereas for the three months ended March 31, 1998, the Companies reported a consolidated net income of $566,987 after a provision of income taxes amounting to $47,794.


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


(A) NO EXHIBITS ARE FILED WITH THIS FORM 10-QSB/A for the quarter ended March 31, 1999.


(b) During the quarter ended March 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 19TH DAY OF OCTOBER 1999.

                                    SHOPNET.COM, INC.

                              BY:      /S/ HAROLD RASHBAUM
                                           Harold Rashbaum
                                           President and Chief Executive Officer

                              BY:      /S/ ROBERT DIMILIA
                                           Robert DiMilia
                                           Vice President and Secretary