Form 10QSB
period 1999-09-30
SHOPNET COM INC
filed 1999-11-22
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value:
5,372,971 shares outstanding as of November 18, 1999.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.              FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

                     Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998.                      3

                     Consolidated  Statements of Operations  (unaudited) for the
                         Three and Nine Months Ended September 30, 1999 4-5 1998.                                              4-5

                     Consolidated Statement of Stockholders' Equity (unaudited)
                         for the Nine Months Ended September 30, 1999.                                                         6

                     Consolidated Statements of Cash Flows (unaudited) for the
                         Nine Months Ended September 30, 1999 and 1998.                                                        7

                     Notes to Consolidated Financial Statements.                                                               8-14

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                    15-21

     PART II.        OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS                                                                                         22

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 22

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           22

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       22

Item 5.              OTHER INFORMATION                                                                                         22

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          22

                     Signatures                                                                                                23


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   (Unaudited)
                                                                                   September 30,    December 31,
                                                                                       1999            1998
Current assets:
    Cash .......................................................................   $   260,338    $   159,526
    Cash - restricted ..........................................................     1,150,000      1,150,000
    Accounts receivable ........................................................        11,600         53,228
    Prepaid expenses ...........................................................       139,384         52,668
    Inventory ..................................................................     1,459,072      2,663,003
    Advances to officer ........................................................        18,000         18,000
    Deferred tax asset .........................................................        55,000         55,000
                                                                                   -----------    -----------
    Total current assets .......................................................     3,093,394      4,151,425
                                                                                   -----------    -----------

Furniture, computer equipment and leasehold improvements, net ..................        74,865         78,875
                                                                                   -----------    -----------


Advances to officer - non-current portion ......................................        22,000         22,000
Film production and distribution costs, net ....................................     1,901,881      1,901,222
Organizational costs, net ......................................................        31,250         50,000
Costs in excess of net assets of business acquired, net ........................       851,427        904,641
Investments in joint venture and affiliate .....................................       212,500      1,177,270
Deferred tax asset-non current .................................................       173,658        173,658
Other assets ...................................................................        20,135         20,635
                                                                                   -----------    -----------
Total assets ...................................................................   $ 6,381,110    $ 8,479,726
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ......................................   $   502,497    $   610,406
    Due to factor ..............................................................     1,509,333      2,063,554
    Capital lease obligations ..................................................        11,996         13,589
    Due to affiliate ...........................................................       250,000
    Deferred tax liability .....................................................        50,159         50,159
                                                                                   -----------    -----------
         Total current liabilities .............................................     2,323,985      2,737,708
                                                                                   -----------    -----------

    Capital lease obligations, net of current portion ..........................        37,988         43,683
                                                                                   -----------    -----------
Total liabilities ..............................................................     2,361,973      2,781,391
                                                                                   -----------    -----------

Commitments and contingencies (Note 6) .........................................          --             --

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     5,372,971 shares issued and outstanding ...................................         5,374          5,374
    Additional paid-in capital .................................................     6,319,666      6,307,416
    Accumulated deficit ........................................................    (2,305,903)      (614,455)
                                                                                   -----------    -----------
         Total stockholders' equity ............................................     4,019,137      5,698,335
                                                                                   -----------    -----------

Total liabilities and stockholders' equity .....................................   $ 6,381,110    $ 8,479,726
                                                                                   ===========    ===========

           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,



                                                                              1999           1998
                                                                           ----------- -------------

Net sales ............................................................   $    72,604    $      --

Cost of sales ........................................................        49,016           --
                                                                           -----------   -----------

Gross profit .........................................................        23,588           --
                                                                           -----------   -----------

Expenses:
    Selling, general and administrative expenses .....................       500,274        632,572
    Amortization of costs in excess of net assets of business acquired        17,738         17,738
                                                                           -----------   -----------

Total expenses .......................................................       518,012        650,310
                                                                           -----------   -----------

(Loss) before other income (expense)
 and provision for income taxes ......................................      (494,424)      (650,310)
                                                                           -----------   -----------

Other income (expense):
    Equity in loss of affiliate ......................................      (121,733)          --
    Rental income ....................................................         3,700           --
    Interest and finance expense .....................................       (38,733)       (25,404)
    Interes income                                                            13,806         24,623
                                                                           -----------   -----------
         Total other income (expense) ................................      (142,960)          (781)
                                                                           -----------   -----------

(Loss) before provision for
 income taxes ........................................................      (637,384)      (651,091)

(Benefit) for income taxes ...........................................          --             --
                                                                           -----------   -----------

Net (Loss) ...........................................................   $  (637,384)   $  (651,091)
                                                                           ===========   ===========

Basic:
    Net (Loss) .......................................................   $      (.12)  $      (.12)
                                                                           ===========   ===========

Weighted average number of
 common shares outstanding ...........................................     5,372,971      5,372,971
                                                                           ===========   ===========

           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                               1999                    1998
                                                                                       -------------------    ---------------------

Net sales                                                                              $         3,687,691    $          4,092,491

Cost of sales                                                                                    2,624,367               2,646,279
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,063,324               1,446,212
                                                                                       -------------------    --------------------

Expenses:
    Selling, general and administrative expenses                                                 1,587,368               1,856,237
    Amortization of costs in excess of net assets of business acquired                              53,214                  53,214
                                                                                       -------------------    --------------------

Total expenses                                                                                   1,640,582               1,909,451
                                                                                       -------------------    --------------------

(Loss) before other income (expense)
 and provision for income taxes                                                                   (577,258)               (463,239)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in loss of affiliate                                                                   (994,305)                      -
    Rental income                                                                                    8,200                       -
    Cancellation of stock issued in lieu of compensation                                                 -                  62,500
    Interest and finance expense                                                                  (170,139)               (216,286)
    Interest income                                                                                 42,054                  71,236
                                                                                       -------------------    --------------------
         Total other income (expense)                                                           (1,114,190)                (82,550)
                                                                                       --------------------   ---------------------

(Loss) before provision for
 income taxes                                                                                   (1,691,448)               (545,789)

Provision for income taxes                                                                               -                 (19,200)
                                                                                       -------------------    ---------------------

Net (Loss)                                                                             $        (1,691,448)   $           (564,989)
                                                                                       ====================   =====================

Basic:
    Net (Loss)                                                                         $             (.31)    $            (.12)
                                                                                       ===================    ==================

Weighted average number of
 common shares outstanding                                                                       5,372,971               4,855,368
                                                                                       ===================    ====================





           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                             Additional                            Total
                                                Common Stock                   Paid-in        Accumulated      Stockholders'
                                            Shares           Amount            Capital          Deficit           Equity

Balances at December 31, 1998               5,372,971     $       5,374    $   6,307,416     $    (614,455)   $   5,698,335

Issuance of Stock Options                           -                 -           12,250                 -           12,250

Net Loss for the nine months
 ended September 30, 1999                         -                 -                -          (1,691,448)      (1,691,448)
                                        -------------     -------------    -------------     --------------   --------------

Balances at September 30, 1999              5,372,971     $       5,374    $   6,319,666     $  (2,305,903)   $   4,019,137
                                        =============     =============    =============     ==============   =============

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1            ORGANIZATION

                         Shopnet.com,  Inc. (the "Company") was  incorporated in
                    the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. In accordance with the name change, the Company also changed its Nasdaq symbols from "FILM" and "FILMW" to "SPNT" and "SPNTW," respectively. On May 12, 1999, the Company incorporated a wholly-owned subsidiary, Hollywood Productions, Inc., to which the Company shall assign its film production business and act, thereafter, as a holding company. The accompanying unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries (herein referred to as the "Company" except where otherwise required for clarity), Breaking Waves, Inc. ("Breaking Waves") and (newly formed) Hollywood Productions, Inc. ("Hollywood"), after elimination of all significant intercompany transactions and accounts. The Company, directly and through Breaking Waves, has investments in a joint venture and an affiliate which are accounted for under the equity method.

                         The accompanying  unaudited  financial  statements have
                    been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2            ACQUISITION OF BREAKING WAVES, INC.

                         Pursuant to a stock  purchase  agreement  dated May 31,
                    1996 (the "Agreement"), on September 24, 1996, the Company issued 100,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired, totaling $1,064,283, was recorded and is being amortized over the useful lives of the related assets, which is fifteen years. Amortization expense totaled $17,738 for the three months ended September 30, 1999 and 1998, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)




NOTE 3 INVESTMENT IN JOINT VENTURE AND AFFILIATE

         a)       Investment in Joint Venture

                         Pursuant to a  co-production  agreement dated April 17,
                    1998, the Company has invested $212,500 through September 30, 1999 for a 50% interest in Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested a total of $212,500 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of September 30, 1999, Battle Studies had completed filming its first motion picture which is expected to be shown at film festivals.

                         The  Company  accounts  for the  investment  in  Battle
                    Studies on the equity method. Accordingly, as of September 30, 1999, the Company only recorded its initial $212,500 investment in the joint venture since no operations have yet commenced.

         b)       Investment in Affiliate

                         On November  24,  1998,  pursuant to a sales  agreement
                    (the "Sales Agreement") entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co.," a toy retailer and publicly traded company whose Chairman of the Board is also the President of the Company and Breaking Waves), Breaking Waves purchased 1,400,000 unregistered shares of Play Co. common stock, representing 25.4% of the then issued and outstanding common stock, for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. As of September 30, 1999, as a result of Play Co.'s issuance of additional common stock, Breaking Waves' percentage was reduced to 25.2%.

                         Breaking Waves  accounts for its  investment  under the
                    equity method. For the three months ended September 30, 1999, Breaking Waves recorded $121,733 and $-0- respectively of equity loss for its proportionate share in Play Co.'s loss.

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

                         In connection with the factoring agreement, the Company
                    agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. Interest expense related to this agreement totaled $38,733 and $25,404, respectively, for the three months ended September 30, 1999 and 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of September 30, 1999, the net advances to Breaking Waves from the factor amounted to $1,509,333.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)





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

                         The Company's and Breaking  Waves'  approximate  future
                    minimum rentals under non-cancelable operating leases in effect on September 30, 1999 are as follows:

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
                                                     ===================

                         Rent expense for the three months ended  September  30,
                    1999 and 1998 amounted to approximately $40,761 and $37,421 respectively.

                         b) Significant vendors and customers

                         Breaking  Waves  purchases  approximately  90%  of  its
                    inventory from two vendors in Indonesia. For the three months ended September 30, 1999, Breaking Waves had one customer which comprised 87% of net sales.

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

                         d) License agreements

                         i) On October 16, 1995,  Breaking  Waves entered into a
                    license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term of January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $43,750 and $37,500 during the three months ended September 30, 1999 and 1998, respectively.

                         ii) On October 31, 1996,  Breaking Waves entered into a
                    license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. The Company did not record any royalties under this agreement during the three months ended September 30, 1999 and 1998.

                         iii)On October 17, 1997,  Breaking Waves entered into a
                    license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired on May 31, 1999. The Company did not record any royalties under this agreement during the three months ended September 30, 1999 and 1998.

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

                         As  of  September  30,  1999,   the  Company   invested
                    $2,065,273 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended September 30, 1999 and 1998, no revenue associated with the motion picture was generated.

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

NOTE 7 RELATED PARTIES TRANSACTIONS

                         a) For the three  months ended  September  30, 1999 and
                    1998, $12,000 and $12,000, respectively of financial consulting fees were paid to an affiliate of the Company's President.

                         b) During  October  1996,  pursuant  to two  promissory
                    notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. During January 1997, the balance of one of the notes amounting to $30,130 was forgiven as part of a severance package for a previous officer. As of September 30, 1999, the remaining note amounted to $37,000, of which $15,000 has been classified as current and $22,000 classified as non-current.

                         As of September 30, 1999,  the Company's  President was
                    advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                         c) During April 1999, the Company granted its President
                    and Vice President approximately 50,000 stock options. The options are exercisable at 85% of the closing bid price on April 16, 1999. In accordance with such grant of options, the Company recorded $12,250 as compensation expense.

                         d) During the quarter ended September 30, 1999, pursuant to a promissory note, Shopnet borrowed a total of $50,000 from Play Co. at an interest rate of 9 % per annum. Such note is due March 29, 2000. During the quarter ended September 30, 1999, pursuant to a promissory note, Breaking Waves borrowed a total of $200,000 from Play Co. at an interest rate of 9 % per annum. Such note is due March 29, 2000.

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

General

     Shopnet.com, Inc. ("Shopnet") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which it assigned its film production business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves"). Shopnet and its subsidiaries are referred to hereinafter as the "Company" except where otherwise required for clarity. Shopnet was formed initially for the purpose of acquiring screen plays and producing motion pictures. In September 1996, in connection with the completion of its Initial Public Offering ("IPO"), it acquired all of the capital stock of Breaking Waves. Breaking Waves designs, manufactures, and distributes private and brand name label children's swimwear.

     The consolidated financial statements at September 30, 1999 include the accounts of Shopnet and its subsidiaries, Breaking Waves and Hollywood (herein referred to as the "Companies"), after elimination of all significant intercompany transactions and accounts. As of September 30, 1999, the consolidated financial statements include the accounts of Shopnet and Breaking Waves.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful. During the quarters ended June 30 and September 30, 1999, Hollywood pursued various avenues in marketing its Dirty Laundry and Machiavelli Rises motion pictures.

Three months ended September 30, 1999 as compared to the three months ended Sept. 30, 1998

Breaking Waves

     For the three months ended September 30, 1999 and 1998, Breaking Waves generated net sales of $72,604 and $-0-, respectively, with a cost of sales amounting to $49,016 and $-0-, respectively. The gross profit for the three months ended September 30, 1999 amounted to $23,588, or 32%.

     Total expenses during the three months ended September 30, 1999 and 1998 amounted to $344,011 and $528,357, respectively which represents a decrease of $184,346, or approximately 34%.

     The decrease in expenses is primarily attributable to Breaking Waves' discontinuation of its Jet Ski line in the latter part of 1998.

     Breaking Waves acquired, in November 1998, an approximate 25% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., then representing 25.4% ownership thereof, Breaking Waves recognized $121,733 of equity loss in Play Co. for the quarter ended September 30, 1999. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. As a result of Play Co.'s issuance of additional common stock, Breaking Waves' percentage was reduced to 25.2%.

     Interest expense in connection with its factoring agreement amounted to $38,733 and $25,404 for the three months ended September 30, 1999 and 1998 respectively.

     Breaking Waves generated a net loss of $481,901 inclusive of a $121,733 equity loss pick up from Play Co. for the three months ended September 30, 1999.

Shopnet.com

     For the three months ended September 30, 1999 and 1998, Shopnet generated minimal revenue comprised of interest from its money market and minimal sublet rental income from its corporate office. In addition, its newly formed wholly-owned subsidiary, Hollywood, did not generate any motion picture revenue, although it expects to generate revenue within the next twelve months.

     The Company's total selling, general, and administrative expense amounted to approximately $174,001 and $121,953 for the three months ended September 30, 1999 and 1998, respectively. The increase in expenses amounting to $52,048 is primarily attributable to additional consulting fees, travel and entertainment, general office expenses, rent, and advertising.

     Nine months ended September 30, 1999 as compared to the nine months ended Sept. 30, 1998

Breaking Waves

     For the nine months ended September 30, 1999 and 1998, Breaking Waves generated net sales of $3,687,691 and $3,972,280, respectively, with a cost of sales amounting to $2,624,367 and $2,524,253, respectively. The gross profit for the nine months ended September 30, 1999 amounted to $1,063,324, or 29%, as compared to the nine months ended September 30, 1998 during which it amounted to $1,448,027, or 36%. Sales for the nine months ended September 30, 1999 decreased by $284,589 when compared to the nine months ended September 30, 1998. The decrease in sales is primarily a result in the timing of orders by customers between periods.

     The decrease in gross profit of approximately 7% is primarily a result of Breaking Waves' sale of its discontinued Jet Ski line at cost or slightly below cost in order to make room for new merchandise.

     Total expenses during the nine months ended September 30, 1999 and 1998 amounted to $1,145,510 and $1,535,089 respectively. The decrease in Breaking Waves' expenses, amounting to approximately $389,579, is directly associated with Breaking Waves' discontinuation of its Jet Ski line during the latter part of 1998.

     Breaking Waves acquired, in November 1998, an approximate 25% interest in Play Co. by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., then representing 25.4% ownership thereof, Breaking Waves recognized $994,305 of equity loss in Play Co. for the nine months ended September 30, 1999. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. As a result of Play Co.'s issuance of additional common stock, Breaking Waves' percentage was reduced to 25.2%.

     Interest expense in connection with its factoring agreement amounted to $170,139 and $216,218 for the nine months ended September 30, 1999 and 1998 respectively.

     Breaking Waves generated a net loss of $1,247,430 and $114,996 respectively, for the nine months ended September 30, 1999 and 1998. The increase in loss amounting to approximately $1,132,434 is primarily a result of the $999,305 equity loss pick up from Play Co.'s investment along with the decrease in sales and related gross profits.

Shopnet.com

     For the nine months ended September 30, 1999 and 1998, the Company generated sales from its motion picture "Dirty Laundry" amounting to $0 and $120,000, respectively. Although sales have been minimal since completion of the motion picture, the Company expects an increase in sales within the next twelve months, and thereafter, as a result of a potential new television, video, and cable television sales agreement.

     Shopnet's total expense amounted to $495,072 and $374,361 for the nine months ended September 30, 1999 and 1998, respectively.

     The increase in expenses amounting to $120,711 is primarily attributable to
travel  &  entertainment,   advertising,  rent,  general  office  expenses,  and
consulting expenses.

     The Company generated a consolidated net loss of $1,691,448 for the nine months ended September 30,1999 after recording a $994,305 loss in Play Co's operations. The Company generated a consolidated net loss of $564,989 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     At September 30, 1999, the Companies have a consolidated working capital amounting to $769,409. The Companies anticipate that their current available cash will be sufficient for the next twelve months, and they do not anticipate any cash shortfalls.

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

Investment in Joint Venture

     Pursuant to a co-production agreement dated April 17, 1998, the Company has invested $212,500 through September 30, 1999 for a 50% interest in Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested a total of $212,500 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. As of September 30, 1999, Battle Studies had completed filming its first motion picture which has been and is expected to continue to be shown at film festivals.

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

     The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Heller has a continuing interest in Breaking Wave s inventory as collateral for the advances. As of September 30, 1999, the net advances to Breaking Waves from the factor amounted to $1,509,333.

Capital Lease Obligations

     During 1998, Shopnet acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the terms and conditions set forth herein.

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

Lease Commitments

     Shopnet and Breaking Waves have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at a base annual rent amounting to approximately $70,000. Breaking Waves leased administrative offices through approximately January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves amended such lease and rented additional space at an annual rental of $71,600 expiring December 2004. Breaking Waves also leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

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

     Breaking Waves is currently negotiating a second agreement with Beach for the marketing and manufacturing of girls' swimwear under the "Esprit for Girls" label. Breaking Waves expects to execute the agreement by calendar year end.

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

Loans to/from Play Co.

     Pursuant to certain unsecured promissory notes, the Company loaned a total of $300,000 to Play Co. between February 1999 and June 1999 bearing interest at 9% per annum. Play Co. agreed to repay such notes with monthly installments by August 1999. As of June 30, 1999 the notes receivables amounted to $225,000 which as of August 18, 1999 have been fully repaid.

     During the quarter ended September 30, 1999, pursuant to a promissory note, Shopnet borrowed a total of $50,000 from Play Co. at an interest rate of 9% per annum. Such note is due March 29, 2000. During the quarter ended September 30, 1999, pursuant to a promissory note, Breaking Waves borrowed a total of $200,000 from Play Co. at an interest rate of 9% per annum. Such note is due March 29, 2000.

Stock Options Granted

     During April 1999, the Company granted its President and Vice President approximately 50,000 stock options. The options are exercisable at 85% of the closing bid price on April 16, 1999. In accordance with the grant of options, the Company recorded $12,250 as compensation expense.

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

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith:


10.32        Option Agreement - Robb Peck McCooey Clearing Corporation
27.1         Financial Data Schedule


During the quarter ended September 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 1999.


                                                               SHOPNET.COM ,INC.



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