Form 10QSB/A
period 1999-09-30
SHOPNET COM INC
filed 1999-12-09
CIK 1017535

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                 1999                   1998

Cash flows from operating activities:

    Net (Loss) Income                                                                     $       (1,691,448)    $        (564,989)
Adjustments to reconcile net income to
 net cash provided by operating activities
    Issuance of stock options to officers                                                             12,250                     -
    Equity in loss of affiliate                                                                      994,305                     -
    Amortization and depreciation                                                                     81,714               252,954
    Cancellation of stock issued for compensation                                                                          (62,500)
    Write off of offering costs                                                                            -                67,385
    Decrease (increase) in:
         Deferred Taxes                                                                                    -                     -
         Accounts receivable                                                                          41,628                19,409
Prepaid expenses                                                                                     (86,716)               (8,069)
         Inventory                                                                                 1,203,931               699,900
         Film production costs                                                                             -              (462,250)
         Other assets                                                                                    500                (3,913)
    Increase (decrease) in:

         Accounts payable and accrued expenses                                                      (107,909)              448,302
         DUE TO FACTOR                                                                              (554,221)             (887,201)
                                                                                          -------------------    ------------------
NET CASH USED FOR OPERATING ACTIVITIES                                                              (105,966)             (500,972)
                                                                                          -------------------    ------------------

Cash flows from investing activities:
    Acquisition of furniture, computer equipment, and
      leasehold improvements                                                                          (6,399)               (7,740)
Advances to Affiliate                                                                                      -              (550,000)
    Repayments of loans from affiliate                                                                     -               275,000
    Acquisition costs                                                                                (17,035)                    -
    Investment in joint venture                                                                      (12,500)                    -
    Subsidiary's redemption of preferred stock                                                             -              (280,000)
    PROCEEDS FROM AFFILIATE                                                                          250,000                     -
                                                                                          ------------------     -----------------
    NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                             214,066              (562,740)
                                                                                          ------------------     ------------------

Cash flows from financing activities:

    Principal payments on capital leases                                                              (7,288)                    -
    Sale of common stock                                                                                   -               754,982
    REPAYMENTS FROM (ADVANCES TO) RELATED PARTIES                                                          -                38,778
                                                                                          ------------------     -----------------
NET CASH  (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                                 (7,288)              793,760
                                                                                          -------------------    -----------------

Net increase(decrease) in cash                                                                        50,812              (269,952)

CASH, BEGINNING OF PERIOD                                                                          1,309,526             1,852,981
                                                                                          ------------------     -----------------

CASH, END OF PERIOD                                                                       $        1,410,338     $       1,583,029
                                                                                          ==================     =================

Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:

         INTEREST                                                                         $          142,658     $         165,847
                                                                                          ==================     =================
         INCOME TAXES                                                                     $            6,506     $          34,741
                                                                                          ==================     =================

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of December 1999.

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