Form 10KSB
period 1999-12-31
SHOPNET COM INC
filed 2000-04-13
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                     13-3871821
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

     The Registrant's revenues for its fiscal year ended December 31, 1999 were $4,758,296.

     The aggregate market value of the voting stock on March 31, 2000 (consisting of Common Stock, par value $0.001 per share) held by non-affiliates was approximately $22,392,671, based upon the closing price for such Common Stock on said date ($5.06), as reported by a market maker. On such date, there were 6,010,199 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     Shopnet.com, Inc. (the "Company" or "Shopnet") was founded in December 1995, in the State of Delaware, as Hollywood Productions, Inc. ("HPI"). Its purpose was to acquire screenplays and produce motion pictures.

     In September 1996, the Company acquired Breaking Waves, Inc. ("Breaking Waves"), a New York corporation which remains a wholly owned subsidiary of the Company. This acquisition was contingent upon and was consummated simultaneously with the Company's initial public offering and marked the Company's entrance into the business of designing, manufacturing, and distributing (throughout the United States) young girls' swimwear and coordinating beach cover-ups and accessories. In 1998, Breaking Waves expanded its swimsuit business to include sales of boys' and men's swimwear, wet suits, cover-ups, and jackets, under its newly licensed "Jet Ski" line. The "Jet Ski" swimwear line was discontinued in October 1998, however, prior to production of the line, after management's reevaluation of and dissatisfaction with the potential profitability of same.

     On May 5, 1999, the Company held a special meeting of shareholders at which it requested shareholder approval of a proposal to change its name from Hollywood Productions, Inc. to Shopnet. The proposal was approved, and on May 10, 1999, the Company effected the name change via filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. In accordance with the name change, the Company also changed its Nasdaq symbols from "FILM" and "FILMW" to "SPNT" and "SPNTW," respectively.

     On May 12, 1999, Shopnet incorporated a new subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which Shopnet assigned its motion picture business. As a result, Shopnet is now a holding company, owning 100% of Hollywood and Breaking Waves. Except where delineation is needed, Shopnet and its subsidiaries are referred to herein as the "Company."

Motion Picture Business

General

     The Company, in general, has sought to acquire screenplays and produce motion pictures budgeted from $1 million to $3 million. It also may invest in the production of motion pictures though it may not receive absolute ownership of either the screenplay, the motion picture, or certain ancillary rights (i.e., stage performances or novel adaptations) thereto.

Production

     Since its inception, the Company has actively solicited and reviewed screenplays with a view toward acquiring the rights to those which it anticipates either producing or co-producing. Typically, once a screenplay is acquired (i) a budget is prepared, (ii) revisions to the screenplay are made,
(iii) the talent, production crews, and all ancillary items required for the filming of the motion picture are hired and/or otherwise obtained, and (iv) a film schedule is established. Once filming is complete, the film is edited, sound and special effects are added, and a final print is produced. The Company then arranges private showings of the film and elicits foreign and domestic distributors therefor.

         Production of a motion picture requires approximately five to eight weeks of filming followed by approximately fourteen weeks of editing and adding sound and special effects. An additional twelve to sixteen weeks generally is required in order to secure a distributor for the film. If the Company cannot find a distributor, it will attempt to distribute the film itself. Once this process is complete, the film will be ready for release to theaters or other distribution channels. See "--Distribution, Billing and Revenues."

Distribution, Billing and Revenues

         Distribution of a film may be undertaken either by a motion picture studio, an independent distributor, or by the Company itself through an agent. The distributor or agent, in the event the Company self-distributes its films, enters agreements with the theaters to provide same with films to show the public. Most theaters have multiple screens and thus can show numerous movies at the same time. There is a continuous demand for new films. In negotiating with a distributor to sign on to a project, the Company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. For most high budget, top-name talent pictures, the film is widely released to between 1,500 and 2,500 theaters nationwide. For films that the Company anticipates producing, the release may be done in platforming stages where the film may be released initially to theaters in one or two major markets where it will be advertised and marketed. A screening is then held, and critics are invited to review the film. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additional markets and theaters.

         The Company expects that the films it produces will be distributed and shown at movie theaters. Once a film is distributed throughout theaters in the United States, it may be distributed in markets throughout the world. In addition, the film may be distributed through public or cable television - via pay-per-view, premium, and standard channels - and/or through the sale and/or rental of videotapes. There are many avenues for the distribution of a film and the exploitation of all ancillary rights thereto. The Company may enter into agreements with different distributors for different markets or sell all the rights to one distributor. Revenues generated are distributed to all parties involved including the distributor, the producers, the owners, and the talent pursuant to extensive formulas previously agreed upon.

         Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company plans to take all appropriate and reasonable measures to secure, protect, and maintain or obtain agreements from licenses to secure, protect, and maintain copyright protection for all of the motion pictures it distributes under the laws of all applicable jurisdictions.

         The Company estimates that between 12 and 18 months will elapse between the commencement of expenditures by the Company in the acquisition of a screenplay, the production of a motion picture, and the release of same. The Company does not expect to receive revenues from the exploitation of a film until approximately 24 to 36 weeks after its release. Billing in the industry typically occurs quarterly: theaters pay distributors on a quarterly basis, and the Company is paid the following quarter. In the event a distributor desires to distribute one of the Company's films, however, such distributor may either (i) offer an initial payment to the Company against, or in addition to, future royalties or (ii) purchase the film outright.

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

         Pursuant  to  the  terms  of  the  Purchase  Agreement  and  Production
Agreement, the Company financed all but $100,000 (which was invested by the co-producer) of the production costs of Dirty Laundry. Pursuant to these agreements as well as the terms of the participation agreements entered into with the two stars of Dirty Laundry, each of Jay Thomas and Tess Harper had the right to receive $50,000 against a 5% participation fee from the first revenues received by the Company. To date, Mr. Thomas and Ms. Harper each have been paid approximately $49,000 from funds which were received by the Company from the licensing - by the Company's foreign sales agent (Trident Releasing, Inc., "Trident") - of the film in several territories in the overseas marketplace. In April 1997, Trident entered into one such license agreement with TaurusFilm GmbH & Co. ("TF") whereby TF agreed to distribute a version of the film in Germany in either a dubbed and/or subtitled fashion. Gross receipts generated from this agreement were approximately $120,000.

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

         The filming of Dirty Laundry commenced in April 1996 and took approximately five weeks to complete after which the Company undertook the process of editing and adding sound, special effects, and music (requiring an additional twenty weeks). The Company then conducted private showings of the film in order to secure both a foreign sales representative (Trident) to enter into foreign licensing agreements and a domestic distributor. To this end, the Company met with numerous local and cable television companies and offered screenings of the film to major and "mini-major" studios and specialty distributors. Notwithstanding such attempts, which occurred over a six to eight month period, the Company was unable to engage a theatrical (i.e. movie theater) distributor. Accordingly, the Company's next step was to meet with pay cable, network television, and syndicated television entities including, among others, HBO, Showtime, and Lifetime for Women, in an attempt to have the film premier on one or more of such stations. After approximately nine months without success, commencing in approximately November 1997, the Company spent an additional seven months attempting to distribute the film to ancillary markets such as home video and pay-per-view.

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

         The film eventually was released to five New York and three Los Angeles theaters whereupon it had a limited run during the fall of 1998 and received marginal reviews. Although the Company has been unsuccessful in securing video, syndicated, network, and cable television, and pay-per-view distribution, it intends to continue its efforts to distribute the film.

         Dirty Laundry is a romantic comedy shot in the New York tri-state area. It stars Jay Thomas as Joey (a dry cleaner going through a mid-life crisis), and Tess Harper as Beth (a sex advice columnist for a woman's magazine and Joey's wife of 15 years). Joey's dry cleaning business is doing poorly, and he is convinced that he is aging prematurely. Given their increasing lack of intimacy, Beth encourages Joey to seek counseling, which he does unbeknownst to Beth, who has become attracted to her chiropractor. Throughout the film, a variety of bizarre mishaps occur which result in the couple's rekindling of their lost romance. Mr. Thomas has most recently co-starred in the motion picture "Mr. Holland's Opus" and is known for his television work in "Love & War," "Cheers," "Murphy Brown," and "Mork & Mindy." Ms. Harper earned a Golden Globe nomination for her performance in the film "Tender Mercies" and an Oscar nomination for her role in the film "Crimes of the Heart."

         In November 1997, with production of the movie complete, the Company effected the dissolution of D.L. Productions. Its assets were transferred to the Company, and the Company took over the marketing of Dirty Laundry.

Production of "Machiavelli Rises"

         In April 1998, the Company entered into a co-production agreement with North Folk Films, Inc. ("North Folk") for the production of a film entitled "Machiavelli Rises." The Company and North Folk formed a limited liability company, Battle Studies Productions, LLC ("Battle Studies"), to finance, produce, and distribute the film which commenced production in April 1998. Principal photography was completed in May 1998 at a total cost of $265,000. Post-production work on the film was completed in November 1998. The film was written, directed, and co-produced by Efraim Horowitz and can be characterized as a contemporary ghost story about power, greed, love, and Leonardo Da Vinci's lost notebook. Total production costs to date have aggregated approximately $425,000 of which the Company has funded 50%. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to the Company. The film was shown in January 1999 in both New York and at the Brussels Film Festival.

         More recently, in February 2000, "Machiavelli Rises" was one of thirty-eight films showcased at the New York Independent Film Festival ("NYIFF") in New York City where it was honored with the award for Best Screenplay. In addition, it has been chosen (along with only six other films) for presentment at the Los Angeles distribution of the NYIFF on April 28, 2000. The Company hopes that its recent exposure and award will result in increased interest from the distribution community.

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

Competition in the Film Industry

         The Company competes, and will continue to compete, with other institutions which produce, distribute, and exploit and finance films, some of which have substantial financial and human resources considerably more extensive than the Company's. These institutions include the major film studios - including Disney, Universal, MGM, and Sony - as well as the television networks. Industry members compete substantially for the hire or purchase of a limited number of producers, directors, actors, and screenplays which are able to attract major distribution in all media and all markets throughout the world.

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

         Pursuant to its license agreement with Kawasaki Motors Corp. USA ("Kawasaki"), commencing in the latter half of calendar 1998, the Company expanded its market by selling boys' swimwear, wet suits, cover-ups, and jackets under the "Jet Ski" trade name. The "Jet Ski" line was discontinued in October 1998, however, upon management's reevaluation of and dissatisfaction with the potential profitability of same.

         Breaking Waves markets swimwear under private brand labels including "Breaking Waves," "All Waves," and "Making Waves." Under a license agreement with Beach Patrol, Inc. ("Beach Patrol"), Breaking Waves also markets and manufactures a line of children's swimwear under the name "Daffy Waterwear" and has the exclusive right to use the "All Waves," "Breaking Waves," "Making Waves," and other marks in connection with its manufacture and sale of girls' swim and beach wear.

Products, Design, Supplies and Inventory

         Breaking Waves designs, manufactures, and sells both private label and name brand girl's swimwear and accessories. It has an office in Homestead, Florida where its designer designs all styles for its swimwear lines and accessory items. Each season, roughly 20-25 prints and fabrics are developed for the "Breaking Waves" line, 15-18 prints and fabrics are developed for the "All Waves" line, and 12-16 prints are developed for the "Daffy Waterwear" line. These lines each comprised approximately one-third of Breaking Waves' volume for the year ended December 31, 1999.

         In designing its children's swimwear, Breaking Waves adapts certain of the prints and styles it is provided by Beach Patrol which management feels are appropriate for children's wear. Of each fabric or print chosen, the Company usually manufactures two swimsuits: a one-piece model and a two-piece model.

         Once Breaking Waves has chosen the prints it desires to use for its children's swimwear, it sends the fabric designs to its agent in Korea who disseminates same to one or more clothing manufacturers for prototyping and the knitting or weaving and printing of fabrics. The manufacturer returns the fabrics to Breaking Waves, and upon Breaking Waves' approval thereof, the fabrics are sent, with the desired design, to any one or more of several Indonesian companies where the fabric is cut and sewn into a completed product. Finished goods are shipped from the Indonesian company to a public warehouse in the City of Industry, California. Breaking Waves has found that this process is the most cost-effective means of operating its business. It expects to continue its operations in this manner in the future, though it may use other manufacturers and suppliers in different countries.

         Breaking Waves' swimwear typically is produced in two blended fabrics: one is a blend of nylon and lycra spandex ("NL"), and the other is a blend of cotton, polyester, and lycra spandex ("CPL"). Each product line uses different designs and emphasizes different fabric blends.

         For the year ended December 31, 1999, approximately 50%, 40%, and 10% of Breaking Waves' finished products were purchased from two Indonesian manufactures and one Samoan manufacturer, respectively, whereas for the year ended December 31, 1998, 50%, 40%, and 10% of Breaking Waves' finished products were purchased from two Indonesian manufacturers and one Philippine manufacturer. Although management of Breaking Waves is of the opinion that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such piece goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of Breaking Waves and, hence, the Company.

         Since Breaking Waves purchases finished garments from overseas contractors, it does not buy or maintain an inventory of sub-materials. It has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. Breaking Waves' inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Financing Arrangements

         In August 1997, Breaking Waves terminated its accounts receivable financing agreement with NationsBanc and entered into a Factoring and Revolving Inventory Loan and Security Agreement (the "Heller Agreement") with Heller Financial, Inc. ("Heller") pursuant to which Heller agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and (iv) guarantee letters of credit in excess of $1.5 million as well as provide certain other services. The Company is a guarantor of Breaking Waves' obligations to Heller. The Company maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires the Company to maintain $1.15 million on deposit as collateral for such letter of credit. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

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

         In  December  1998,  Breaking  Waves  and  Heller  amended  the  Heller
Agreement to provide (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. The interest expense paid to Heller under the Heller Agreement totaled approximately $228,772 for the year ended December 31, 1999.

Marketing and Sales

         The "Daffy Waterwear" label is sold to department and specialty stores. The "Breaking Waves" label is also distributed through better department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups. For the year ended December 31, 1999, the "Breaking Waves," "All Waves," and "Daffy Waterwear" labels each accounted for approximately 1/3 of Breaking Waves' volume, and the "Jet Ski" label accounted for approximately 1% of same.

         Breaking Waves sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. Its customers include the Dillard and Federated department store groups as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx, Kohl's Department Store, and Marshalls. Pursuant to a sales agreement entered into with Play Co. Toys & Entertainment Corp. ("Play Co.," (a toy retailer and publicly traded company whose board chairman is the President of both the Company and Breaking Waves), Breaking Waves also sells its swimwear in certain of Play Co.'s toy stores. (See "--Acquisition of Minority Interest in Play Co. Toys & Entertainment Corp.") For the years ended December 31, 1999 and 1998, Breaking Waves had four and three concentrations of customers, respectively, comprising 17%, 13%, 12%, and 10% and 13%, 13%, and 11% of net sales, respectively.

         Breaking Waves' merchandise is shipped pursuant to purchase orders sent by its customers and is sent f.o.b. (freight on board) meaning Breaking Waves is neither responsible for the goods during shipment nor for the delivery charge. Payment is due 30 days after shipment. No goods are shipped on consignment; therefore, except for non-conforming or damaged goods, all goods shipped are considered sold.

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

Internet Sales

         In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.breakingwaves.com. The website was designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, was available for online purchase by retailers. The Breaking Waves website is hosted by Mindspring and incorporates e-commerce features from Cybercash and Mercantec, Inc.

         Management believed that the website would fill the needs of existing and potential customers since, through the Internet, retailers can purchase merchandise online in a matter of minutes, at their own convenience, instead of having to wait for delivery of a printed wholesale catalog. Management believed that the advantages and efficiencies created by the website also would assist Breaking Waves in increasing brand awareness as well as market share. The Company expected to utilize marketing strategies for "driving" retailers to the site including co-op trade advertisements, tradeshow exposure, direct mail, and inclusion of the website address on all corporate collateral and product labels.

         The Company has since found that most individual consumers do not purchase swimwear until April or May and that the Company's website thus is ineffective, for the Company has sold all of its merchandise to retailers by March, leaving nothing for internet consumers to purchase. Accordingly, at present, the www.breakingwaves.com website and the two others created by the Company in May 1999 (www.usa-shopnet.com and www.smallwavesswimwear.com) lie dormant.

         Also dormant at present are the two websites developed by the Company last fall (www.videonostalgia.com, www.videooncall.com) for the purpose of selling full length motion pictures and short subjects on video cassette and DVD. These sites were developed with the intention of offering up to 5,000 motion pictures: from musicals, action and horror films, and vintage motion pictures to more contemporary, collector, out of print, genre, and foreign films and film memorabilia. In mid-1999, after extensive consideration of the costs required to market and advertise these sites and to purchase the films, the Company decided to delay the launch of these e-commerce websites.

Work in Progress

         Breaking Waves manufactures its swimwear lines from June to December based on its knowledge of the market and past sales. Customer orders generally start arriving in June and July. Goods are reordered by customers on a continual basis through the following June. The quantity of open purchase orders at any date may be affected by, among other things, the timing and recording of orders. Breaking Waves does not sell on consignment and accepts return of only such products as are imperfect or shipped in error.

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

Trademarks and Licensing; New Product Line

         Breaking Waves relies on common law trademarks for usage of its private label swimwear lines. In addition, in October 1995, it entered into a licensing agreement with Beach Patrol to use the trademark "Daffy Waterwear." Beach Patrol supplies prints and designs used under this agreement for the Daffy line. Pursuant to the licensing agreement, Breaking Waves was given the right to use those designs for a children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach Patrol, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively.

         Breaking Waves also entered into a licensing agreement with Kawasaki to use the trademark "Jet Ski" for a line of girls', boys', and men's swimwear and accessories. In October 1998, the "Jet Ski" line was discontinued. The license agreement expired May 31, 1999.

         In addition to the foregoing, Breaking Waves has registered trademarks for the "Breaking Waves" and "All Waves" labels. There can be no assurance that such trademarks or the marks licensed by Breaking Waves adequately will be protected against infringement. In addition, there can be no assurance that Breaking Waves will not be found to be infringing on another company's trademark. In the event Breaking Waves finds another party to be infringing upon one of its trademarks, if registered, or is found by another company to be infringing upon such company's trademark, there can be no assurance that Breaking Waves will have the financial means to litigate such matters.

         On October 31,1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("NSB") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded $784 and $4,852 in royalties under this agreement during the years ended December 31, 1999 and 1998, respectively.

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

Seasonality

         Breaking Waves' business is seasonal: a large portion of its revenues and profits are derived between November and March. Each year from April through October, Breaking Waves designs and manufactures the following season's swimwear lines. There can be no assurance that revenues received from December to June will support Breaking Waves' operations for the rest of the year.

Employees

         During the year ended December 31, 1999, the Company had two executive officers (and one administrative assistant) to oversee both its operations and those of Breaking Waves. In January 2000, the Company's secretary (and director), Robert DiMilia, resigned from his position. Most screenwriters, performers, directors, and technical personnel who are or will be involved in the Company's films are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films resulting in increased production costs and delayed return of investments. Breaking Waves has three executive officers - including two vice presidents in charge of design, merchandising, marketing, and sales - and one administrative assistant. Breaking Waves has approximately twenty independent road sales people and accounting and clerical staff.

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

10% Common Stock Dividend

         On January 7, 2000, the Company's Board of Directors authorized the issuance of a 10% stock dividend to all holders of shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), as of January 20, 1999 (the "Record Date"). Pursuant to the terms of the dividend (i) every ten shares of Common Stock owned by a shareholder generated one additional share of Common Stock and (ii) owners of five or more shares but less than ten shares were issued one share of Common Stock as were owners of five or more shares in excess of the ten share "block" which generated the dividend. Shareholders owning (i) fewer than five shares in total or (ii) four or fewer shares in excess of the ten share "block" did not receive the dividend on such shares. The dividend was paid on February 1, 2000.

         The exercise terms of the Company's outstanding warrants (the "Warrants") were adjusted to reflect the dividend such that a warrantholder must exercise three Warrants, at an aggregate exercise price of $8.10, in order to purchase two shares of Common Stock. No single shares are issuable.

Consulting Agreement

         In September 1999, the Company entered into a consulting agreement with Robb Peck McCooey Clearing Corporation ("RPMCC") pursuant to which RPMCC agreed to perform corporate finance and advisory services to the Company in exchange for compensatory options as follows: 100,000 options exercisable at $2.50 per share, 100,000 exercisable at $3.00 per share, 100,000 exercisable at $3.50 per share, and 100,000 exercisable at $4.00 per share, all of which options expire in September 2000.

100% Common Stock Dividend

         On January 14, 1999, the Company's Board of Directors authorized the issuance of a stock dividend to all holders of shares of the Company's Common Stock as of January 29, 1999. Pursuant to such dividend, each share of Common Stock held on January 29, 1999 generated the issuance of one additional share. The dividend was paid on February 5, 1999.

Frankfurt Exchange

         In July 1999, the Company's Common stock was listed on the Third Segment of the Frankfurt Stock Exchange.

Acquisition of Minority Interest in Play Co. Toys & Entertainment Corp.

         On November 24, 1998, pursuant to a sales agreement (the "Sales Agreement") entered into in September 1998 by and between Breaking Waves and Play Co. (a toy retailer and publicly traded company whose board chairman is the President of both the Company and Breaking Waves), Breaking Waves purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. As a result of this stock purchase, Breaking Waves acquired approximately 25.4% of the then total issued and outstanding shares of Play Co. common stock. As consideration for the stock, Breaking Waves remitted $504,000, which represented an approximate price of $0.36 per share: $300,000 of the consideration was remitted in cash, and the remaining $204,000 was provided in the form of merchandise, primarily girls' swimsuits.

         Prior to entering the Sales Agreement Breaking Waves had sold a limited number of pieces of its swimwear to Play Co. in order to engage in a market test of the sale of same from certain of Play Co.'s toy stores. Since the test proved successful, Breaking Waves entered into the Sales Agreement pursuant to which it agreed to sell to Play Co. on a wholesale basis (and Play Co. agreed to purchase from Breaking Waves, during each season during which swimwear is purchased) an agreed upon number of pieces of merchandise for its retail locations. Play Co. further agreed to provide advertising, promotional materials, and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods, in all mediums utilized by same. The sales agreement bore an initial term of one year and provides for automatic one-year extensions unless either Breaking Waves or Play Co. terminates same.

Private Offerings of Common Stock and Registration Thereof

         In February 1998, pursuant to private transactions, the Company sold 660,000 shares of Common Stock for approximately $195,000. In May 1998, pursuant to private transactions, the Company sold an additional 770,000 shares of Common Stock for an aggregate $560,000. The proceeds from these private offerings were utilized by the Company for general working capital and to fund the Company's interest in Battle Studies.

         In May 1998, the Company filed a Form S-3 registration statement to register the 660,000 shares issued in the February 1998 private placement and an additional 2,156,770 shares (adjusted for the Company's stock splits and dividends) of Common Stock held by the Company's then majority shareholder, European Ventures Corp. ("EVC"), a company whose sole officer and director is related to the Company's president. The registration was deemed effective by the Securities and Exchange Commission (the "SEC") on July 30, 1998.

Warrant Distribution

         On April 15, 1998, the Company's Board of Directors authorized the distribution of Warrants (the "Distribution Warrants") to all holders of shares of the Company's Common Stock as of May 8, 1998 (the "Warrant Record Date"). Pursuant to the distribution, each share held on the Warrant Record Date shall generate the issuance of one Distribution Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The Distribution Warrants, which are exercisable for a period of three years commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the SEC. The Company intends to file the registration statement in the summer of 2000.

One for Three Reverse Split

         In February 1998, the Company effected a one for three reverse split of its Common Stock.

Initial Public Offering and Acquisition of Breaking Waves, Inc.

         In September 1996, the Company consummated a public offering of 586,667 shares of its Common Stock and 1,600,000 Warrants through Euro-Atlantic Securities, Inc. ("Euro-Atlantic"). The Company received net proceeds of $3,813,294 from the offering. Also included in the offering were 1,026,667 shares and 2,000,000 Warrants registered for resale by EVC, the then majority shareholder of the Company.

         Pursuant to a stock purchase agreement, dated May 31, 1996, entered into between the Company and the shareholders of Breaking Waves, the shareholders of Breaking Waves exchanged all of the issued and outstanding shares of Breaking Waves common stock for 110,000 shares of the Company's Common Stock. The acquisition (the "Acquisition") was consummated contemporaneously with the closing of the Company's initial public offering.

         Pursuant to the terms of the agreement, on the closing date of the Acquisition, Breaking Waves performed a recapitalization and exchanged of all of its common stock for new common stock and for a series of preferred stock designated the "Series A Preferred Stock." For each share of Breaking Waves' common stock exchanged, the holder received one share of new common stock and 28 shares of Series A Preferred Stock. In connection therewith, Breaking Waves amended its certificate of incorporation to authorize 5,600 shares of preferred stock, designated as the Series A Preferred Stock. One-half of the Series A Preferred Stock was redeemable by Breaking Waves at $100 per share on January 1, 1997, and the remaining one-half was redeemable at $100 per share on January 1, 1998. All Series A Preferred Stock, which had no dividend, conversion, or voting rights (but had a preference on liquidation equal to $100 per share), has been redeemed.

         Also pursuant to the terms of the agreement, the Company replaced the personal guarantees the prior shareholders of Breaking Waves has issued to NationsBanc Commercial Corp. ("NationsBanc"), in accordance with the Company's then line of credit. The Company replaced the guarantees with letters of credit secured by bank deposits. The Company contributed $100,000 of the proceeds to the capital of Breaking Waves, and simultaneously, Breaking Waves repaid loans made by Daniel Stone and Susan Stone in the aggregate amount of $100,000. Immediately preceding the consummation of the Acquisition, Breaking Waves distributed to its shareholders an amount equal to 45% of the net income before taxes of Breaking Waves for the period from January 1, 1996 to the closing date. This was done in order to pay taxes owed by such shareholders, since Breaking Waves was a subchapter S corporation.

    UNLESS OTHERWISE NOTED, ALL SHARE AND PER SHARE INFORMATION CONTAINED IN
      THIS ANNUAL REPORT REFLECTS RETROACTIVE APPLICATION OF THE COMPANY'S
       REVERSE STOCK SPLIT OF FEBRUARY 1998 AND ITS COMMON STOCK DIVIDENDS
                       OF FEBRUARY 1999 AND FEBRUARY 2000.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 14 East 60th Street, Suite 402, New York, New York 10022, (212) 688-9223, and comprise approximately 1,800 square feet. The Company leased its office space in November 1996 for a term of five years, at an approximate base annual rental of $70,000. The Company has the option to terminate this lease anytime after November 1999.

         Breaking Waves maintains its executive offices and showroom at 112 West 34th Street, New York, New York 10120. Until January 1998, this space was approximately 1,000 square feet and comprised only office space. In January 1998, Breaking Waves amended its lease and rented an additional 1,000 square feet. The lease is for a term of seven years, expiring December 2004, and carries an annual rental of $71,600. Breaking Waves also maintains a Florida office, which it moved in January 1999 from Miami to 19865 Southwest 328th
Street, Homestead, Florida 33030. This office, comprising approximately 780 square feet, houses Breaking Waves' design operation and is rented month to month for approximately $900.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 10, 1999, the Company held a special meeting of its shareholders to vote on a proposal to authorize an amendment to the Company's Certificate of Incorporation to effect a change in the name of the Company from Hollywood Productions, Inc. to Shopnet.com, Inc. The proposal was approved: votes cast for same aggregated 2,966,569; votes cast against same aggregated 9,666; and abstentions aggregated 666.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

         The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market and the Third Segment of the Frankfurt Stock Exchange. The following table sets forth representative high and low sale prices as reported by a market maker for the Company's Common Stock and Warrants, during the period from January 1, 1998 through March 31, 2000. Sales prices reflect prices between dealers and do not include resale mark-ups, mark-downs, or other fees or commissions.

                                                         Common Stock                         Warrants
Calendar Period                                     Low               High              Low              High

                      1998

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

                    1999 (2)

01/01/99 - 03/31/99                           1/2               2 25/32           1/32             5/16
04/01/99 - 06/30/99                           1 1/16            3 3/32            1/16             13/32
07/01/99 -  09/30/99                          2 1/16            2 3/4             1/8              9/32
10/01/99 - 12/31/99                           2 1/16            3 7/16            1/8              5/16

                      2000

01/01/00 - 03/31/00                           2 9/16            7 23/32           1/8              23/32

(1) The above prices reflect the price per pre-reverse split shares and Warrants through February 5, 1998. The Company's one for three reverse stock split and corresponding Warrant adjustment became effective on February 5, 1998; accordingly, for dates thereafter, the above table reflects the price for post-split shares and post-adjustment Warrants commencing on that date.

(2) The table reflects the price for post-dividend shares and post-adjustment Warrants since February 5, 1999.

         As of March 31, 2000, there were 54 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of March 31, 2000, the number of outstanding shares of the Company's Common Stock was 6,010,199. (This number is subject to change, nominally, as the 2,751 pre-reverse split and pre-dividend shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders.)

         Initially, each Warrant entitled the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's Common Stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of Common Stock at an exercise price of $9.00. On February 5, 1999, the Company issued a 100% Common Stock dividend and accordingly adjusted the terms of the Warrants such that exercise of three Warrants at $9.00 would entitle the holder to purchase two shares of Common Stock. On February 1, 2000, the Company issued a 10% Common Stock dividend and adjusted the terms of the Warrants accordingly, such that pursuant to the existing terms, exercise of three Warrants at an aggregate $8.10 will entitle the holder thereof to two shares of Common Stock.

         Euro-Atlantic, the underwriter of the Company's initial public offering, was a dominant influence in the market for the Company's securities until February 1997, at which time Euro-Atlantic's clearing firm, WS Clearing Corp., ceased operations resulting in a freeze of all of the accounts of Euro-Atlantic, including its clients' accounts and firm trading account. Euro-Atlantic ceased operations immediately thereafter. The market for the Company's securities has been significantly affected by the loss of Euro-Atlantic's participation in the market. The loss of such market making activities of the Company's securities significantly decreased the liquidity of an investment in such securities.

         On April 15, 1998, the Company's Board of Directors authorized the distribution of Distribution Warrants to all holders of shares of the Company's Common Stock as of the May 8, 1998 Warrant Record Date. Pursuant to the distribution, each share held on the Warrant Record Date shall generate the issuance of one Distribution Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The Distribution Warrants, which are exercisable for a period of three years commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the SEC. The Company intends to file the registration statement in the summer of 2000.

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

         In September 1996, simultaneously with the Company's initial public offering and pursuant to a stock purchase agreement, dated May 31, 1996, entered into between the Company and the shareholders of Breaking Waves, the Company issued 110,000 shares of Common Stock to the shareholders of Breaking Waves in exchange for all of said shareholders' issued and outstanding shares of Breaking Waves common stock

         In February 1998, in private transactions, the Company sold 660,000 shares of Common Stock to three entities at a price of $0.295 per share for an aggregate price of $195,000. These shares were purchased by the following accredited investors: Full Moon Development, Inc., Volcano Trading, Inc., and American Telecom Corp. (whose president, secretary, and a director is related to the Company's President). The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

         In April 1998, in private transactions, the Company sold 770,000 shares of Common Stock to three entities at a price of $0.73 per share for an aggregate price of $560,000. These shares were purchased by the following accredited investors: Amir Overseas Capital, Ltd., HDS Capital Corp. (whose secretary is related to the Company's President), and Galit Capital, Ltd. The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

         In February 2000, in a private transaction, the Company sold 100,000 shares of Common Stock to Value Management & Research, AG for an aggregate price of $300,000. The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from the sale are being used by the Company for general corporate purposes. No underwriter was used in connection with this offering.

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

General

         Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a wholly-owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which it assigned its film production business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves"). Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its Initial Public Offering ("IPO"), it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear.

         The consolidated financial statements at December 31, 1999 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company" except where specific delineation is required), after elimination of all significant intercompany transactions and accounts. As of December 31, 1998, the consolidated financial statements include the accounts of Shopnet and Breaking Waves.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

     Year ended  December  31, 1999 as compared to the year ended  December  31,
     1998

Breaking Waves

         For the years ended December 31, 1999 and 1998, Breaking Waves generated net sales of $4,756,497 and $5,156,247 (inclusive of $204,000 of sales made to an affiliate), respectively with a cost of sales amounting to $3,214,704 and $3,221,238, respectively. The decrease in sales amounting to $399,750, or approximately 8%, from 1998 to 1999 was primarily attributable to the late arrival of goods caused by material delays at ports. These delays resulted from companies having accelerated their shipments and receipts of goods in order to avoid any disruption anticipated by the year 2000 issue. Breaking Waves was unable to receive its goods and ship its orders on a timely basis since a majority of such goods remained on board one such ship which was delayed. The gross profit for the year ended December 31, 1999 amounted to $1,541,793, or 32%, as compared to the year ended December 31, 1998 during which it amounted to $1,935,009, or 38%.

         Selling, general, and administrative expenses during the years ended December 31, 1999 and 1998 amounted to $1,503,993 and $1,665,524, respectively. The decrease, amounting to $161,531, is primarily attributable to the discontinuation of its Jet Ski line in the latter part of 1998 and early 1999 in addition to an effort to reduce overall corporate costs.

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the years ended December 31:

                                                             1999         1998
                                                             ----         ----
Officers, office staff and
      designer salaries and related benefits .........     $499,642     $554,402
Commission expense ...................................      112,475      123,016
Warehousing costs ....................................      178,479      213,471
 Royalty fees ........................................      173,700      140,989
Rent expense .........................................       96,404       85,917
Factor commissions ...................................       50,956       56,545
Miscellaneous general corporate
       overhead expenses .............................      392,337      491,184

     In November 1998, Breaking Waves acquired a then 25.4% interest in Play Co. Toys & Entertainment Corp. ("Play Co.") by paying $300,000 in cash and by shipping $204,000 in merchandise. In connection with the $504,000 investment in Play Co., representing a 25.4% ownership percentage, Breaking Waves recognized $473,270 of equity earnings in Play Co.'s earnings from November 24, 1998 to December 31, 1998.

     Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. Accordingly, the equity earnings in Play Co. are not indicative of the results to be expected if the investment in Play Co. had been consummated at the beginning of the year.

     The following unaudited pro forma information presents the results of operations of Breaking Waves for the year ended December 31, 1998 as if the investment in Play Co. had been consummated at the beginning of the year:

                                                                       Year Ended December 31,
                                                                                  1998
                                                                               (Unaudited)

                  Net Sales                                            $        5,156,247
                  Cost of Sales                                                 3,221,238
                  Selling, general and administrative expenses                  1,665,524
                  Other Income (Expenses)                                        (315,091)
                  Net Loss                                                        (81,912)

         These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of either (a) the results of operations which would have actually resulted had the acquisition occurred on the date indicated or (b) of future results of operations.

         Breaking Waves generated net (loss) income of $(1,025,449) and $436,420, respectively, for the years ended December 31, 1999 and 1998 after an income tax (benefit) provision of $(41,085) and $36,306, respectively, for the years ended December 31, 1999 and 1998. The net loss generated for the year ended December 31, 1999 includes an equity loss pick up of $994,305 from Play Co. This equity loss reduced the carrying value of Play Co. to $ -0-. The remaining portion of the 1999 net loss, after the equity loss pick up from Play Co. and the gain on the sale of a portion of Play Co.'s common stock, is primarily attributable to a decrease of approximately 6% in Breaking Waves' gross profit as a result of its discontinuance and selling off of the Jet Ski line.

         Subsequent to December 31, 1999, as a result of the conversion of Play Co.'s series E preferred stock into common stock, Breaking Waves' ownership percentage was reduced to 16.9%. Therefore, the investment in Play Co. will no longer be recorded under the equity method.

         Interest expense in connection with its factoring agreement amounted to
$228,772  and  $224,192  for  the  years  ended   December  31,  1999  and  1998
respectively.

Hollywood

         On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations for 1998 and prior to May 12, 1999 were conducted by Shopnet under its former name.

         For the years ended December 31, 1999 and 1998, Hollywood generated sales from its motion picture "Dirty Laundry" amounting to $ -0- and $120,211, respectively. Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2000 and thereafter as a result of a new marketing strategy. Upon a review of the net realizable value of the movie costs, management has determined that a $261,000 write down was necessary as of December 31, 1999. Accordingly, Hollywood generated a loss for the fiscal year in the approximate amount of $265,000.

Shopnet.com

         For the years ended December 31, 1999 and 1998, Shopnet generated minimal revenue comprised of interest from its money market and minimal sublet rental income from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $630,014 and $683,986 for the years ended December 31, 1999 and 1998, respectively. This represents a decrease of $53,972, or approximately 8%.

         The major components of the Company's expenses are as follows for the years ended December 31:

                                                                                        1999      1998
         Salaries  (officer and office staff) and stock compensation
          and related benefits                                                       $231,631   $242,313
         Rent                                                                          74,907     72,257
         Legal and professional fees                                                   61,634     94,767
         Consulting fees                                                               57,824     52,000
         Other general corporate and administrative expenses                          204,018    222,649

         Shopnet generated a net loss of $614,524 after an income tax expense of $53,369 for the year ended December 31, 1999. The income tax expense was primarily a result of an increase in the valuation allowance associated with some of the Company's federal net operating losses. The Company has a consolidated net operating loss carry forward of approximately $1,860,000 for federal tax purposes which is expected to be utilized in the future as a result of filing consolidated federal income taxes with its subsidiaries, Breaking Waves and Hollywood. For the year ended December 31, 1998, the Company had a net loss of $334,476 with an income tax benefit of $229,658.

Liquidity and Capital Resources

         At December 31, 1999, the Company has a consolidated working capital amounting to $797,447. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 23% as of December 31, 1999 as evidenced by the 1,270,000 shares of common stock. Play Co.'s stockholder's equity amounted to $16,322,547 as of December 31, 1999 as to which Breaking Waves' proportionate interest amounted to $3,754,186. As of December 31, 1999, Breaking Waves has written down its investment in Play Co. to -0- since pursuant to the equity method of accounting, it must record its proportionate share of Play Co. although such shares have a material fair market value.

         The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of $1,150,874. Shopnet maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,051,000. Shopnet believes that such risk is minimal. Shopnet maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for the letter of credit. In addition, during 1999, Breaking Waves was required to transfer a $200,000 cash collateral deposit to its factoring agent. Accordingly, both cash amounts are designated as restricted.

         For the year ended December 31, 1999, the Company reported a consolidated net loss of $1,976,079 after an income tax provision of $12,273 whereas for the year ended December 31, 1998, the Company reported consolidated net income of $30,994 after an income tax benefit of $192,383.

Investment in Joint Venture

         Pursuant to a co-production agreement dated April 17, 1998, the Company invested $212,500 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies"), a limited liability company. North Folk Films, Inc., an unrelated party, also invested $212,500 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. Total production costs to date have aggregated approximately $425,000 of which the Company has funded 50%. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to the Company. The film was shown in January 1999 in both New York and at the Brussels Film Festival.

         More recently, in February 2000, "Machiavelli Rises" was one of thirty-eight films showcased at the New York Independent Film Festival ("NYIFF") in New York City where it was honored with the award for Best Screenplay. In addition, it has been chosen (along with only six other films) for presentment at the Los Angeles distribution of the NYIFF on April 28, 2000. The Company hopes that its recent exposure and award will result in increased interest from the distribution community.

         The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of December 31, 1999, the Company has only recorded its initial $212,500 investment in the joint venture since operations have not yet commenced.

Factoring Arrangements

         On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with Heller Financial, Inc. ("Heller") pursuant to which Heller agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and (iv) guarantee letters of credit in excess of $1,500,000 as well as provide certain other services. Shopnet is a guarantor of Breaking Waves' obligations to Heller. Shopnet maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for such letter of credit. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

         The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Interest expense related to this agreement totaled $228,772 and $224,603, respectively, for the years ended December 31, 1999 and 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 1999, the net advances to Breaking Waves from the factor amounted to $1,776,274.

Capital Lease Obligations

         During 1998, the Company acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the following terms and conditions:

         On August 13, 1998, the Company acquired various computer and related components for $28,583 by entering into a capital lease obligation with interest at approximately 9.2% per annum, requiring 48 monthly payments of principal and interest of $762. The lease is secured by the related computer equipment.

         On September 13, 1998, the Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

Lease Commitments

         Shopnet and its subsidiaries have entered into lease agreements for administrative offices. Shopnet leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased administrative offices through January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves cancelled such lease and simultaneously entered into a new lease for additional space with the same landlord requiring annual payments of $71,600 expiring December 2004. Breaking Waves also leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

         Rent expense for the years ended December 31, 1999 and 1998 amounted to approximately $172,709 and $158,174, respectively.

License Agreements

         On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach"). Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $162,501 and $135,000 during the years ended December 31, 1999 and 1998, respectively.

         On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. The Company recorded royalties totaling $784 and $4,852 under this agreement during the years ended December 31, 1999 and 1998, respectively.

         On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999. The Company recorded royalties under this agreement totaling $10,415 and $- 0 - during the years ended December 31, 1999 and 1998, respectively.

Internet Sales

         In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.breakingwaves.com. The website was designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, was available for online purchase by retailers. The Breaking Waves website is hosted by Mindspring and incorporates e-commerce features from Cybercash and Mercantec, Inc.

         Management believed that the website would fill the needs of existing and potential customers since, through the Internet, retailers can purchase merchandise online in a matter of minutes, at their own convenience, instead of having to wait for delivery of a printed wholesale catalog. Management believed that the advantages and efficiencies created by the website also would assist Breaking Waves in increasing brand awareness as well as market share. The Company expected to utilize marketing strategies for "driving" retailers to the site including co-op trade advertisements, tradeshow exposure, direct mail, and inclusion of the website address on all corporate collateral and product labels.

         The Company has since found that most individual consumers do not purchase swimwear until April or May and that the Company's website thus is ineffective, for the Company has sold all of its merchandise to retailers by March, leaving nothing for internet consumers to purchase. Accordingly, at present, the www.breakingwaves.com website and the two others created by the Company in May 1999 (www.usa-shopnet.com and www.smallwavesswimwear.com) lie dormant.

         Also dormant at present are the two websites developed by the Company last fall (www.videonostalgia.com, www.videooncall.com) for the purpose of selling full length motion pictures and short subjects on video cassette and DVD. These sites were developed with the intention of offering up to 5,000 motion pictures: from musicals, action and horror films, and vintage motion pictures to more contemporary, collector, out of print, genre, and foreign films and film memorabilia. In mid-1999, after extensive consideration of the costs required to market and advertise these sites and to purchase the films, the Company decided to delay the launch of these e-commerce websites.

Loans from Play Co.

     In October 1999, the Company borrowed $50,000 from Play Co., and Breaking Waves borrowed $200,000 from Play Co. The loans bore interest at 9% and were repaid in March 2000.

     In November 1999, Breaking Waves borrowed $400,000 from Play Co. pursuant to a promissory note bearing interest at 9% per annum. Breaking Waves has repaid $100,000 of the loan, the balance to be remitted on April 30, 2000.

Common Stock Dividend

     On January 7, 2000, the Company declared a 10% common stock dividend to all shareholders of record as of January 20, 2000. The dividend was paid on February 1, 2000.

Stock Options Granted

     During April 1999, the Company granted its President and then Vice President approximately 50,000 stock options. The options are exercisable at 85% of the closing bid price on April 16, 1999. In accordance with the grant of options, the Company recorded $12,250 as compensation expense.

ITEM 7. FINANCIAL STATEMENTS

                  See attached Financial Statements.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

         Name                               Age                  Position

         Harold Rashbaum                    72                   President, CEO, and Director

         Alain Le Guillou, M.D.             43                   Director

         James B. Frakes                    43                   Director

         Jeanne Falletta                    42                   Director


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

     Harold Rashbaum has been the President, Chief Executive Officer, and a Director of the Company since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of the Company. Mr. Rashbaum has been the Chairman of the Board of Directors of Play Co. since September 10, 1996. Mr. Rashbaum was a management consultant to Play Co. from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys International, Inc. ("Toys," a wholly-owned subsidiary of Play Co.). Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder. Prior thereto from February 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., an electronics retailer. Mr. Rashbaum held this position at the request of the bankruptcy court during the time 47th Street Photo, Inc. was in Chapter 11. From January 1991 to February 1992, Mr. Rashbaum was a consultant for National Wholesale Liquidators, Inc., a major retailer of household goods and housewares.

     Jeanne Falletta was elected Secretary of the Company in February 2000. Since October 1997, Ms. Falletta has been the controller of Breaking Waves where she has been employed since February 1997, initially having been hired as a bookkeeper. From January 1996 to February 1997, Ms. Falletta consulted with various companies as a freelance accountant. From September 1994 to December 1995, Ms. Falletta was employed by Nostalgia Jeans, Inc. as an accountant. Ms. Falletta received a bachelors degree in accounting from the Rochester Institute of Technology in 1981.

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

Significant Employees

         Malcolm   Becker,   64,  has  been  the  Vice   President   of  Design,
Merchandising, and Production of Breaking Waves since its inception in 1991.

         Michael  Friedland,   62,  has  been  the  Vice  President  of  Design,
Marketing, and Sales of Breaking Waves since its inception in 1991.

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

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         No person ("a Reporting Person") who during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock [which is the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934], failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except that Mr. Rashbaum and Mr. DiMilia have not filed Forms 4 or Forms 5, and EVC has not filed a Form 5. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid to the named executive officer during the periods ended December 31, 1999, 1998, and 1997:

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                             Long-Term Compensation
                                                                                        Awards                        Payouts
                                         ($)        ($)
                                                                                                 Securities
                                                                    Other      Restricted         Underlying              All Other
Name and Principal                                                  Annual    Stock Award(s)      Options/      LTIP       Compen-
Position                    Year         Salary      Bonus         Compen-        ($)              SARs        Payouts     sation
                                                                   sation                            (#)            ($)      ($)

Harold Rashbaum             1999         162,000        --             --               --         36,667(1)         --         --
  President,  CEO,
  And Director
                            1998         156,000        --             --               --                --         --         --
                            1997         147,000        --             --               --        73,333 (2)         --         --



(1) Represents shares of Common Stock underlying an option granted in April 1999. Initially, the option entitled Mr. Rashbaum to purchase 33,334 shares at $1.38 per share. In accordance with the Company's February 2000 10% Common Stock Dividend, the shares underlying the options have been adjusted to 36,667.

(2) Represents shares of Common Stock underlying an granted in March 1997 under the Company's Senior Management Incentive Plan. Initially, the option entitled Mr. Rashbaum to purchase 100,000 shares at $5.125 per share. In March 1998, the Board of Directors approved a revision of the terms of the options granted to Mr. Rashbaum in accordance with the 1 for 3 reverse split of the Company's Common Stock. The revised terms reduced the number of shares underlying the option to 33,333 shares and decreased the exercise price to $2.93. In February 1999, the Board of Directors approved a second revision of the terms in accordance with the Company's issuance of a 100% Common Stock dividend. The revised terms increased the number of shares underlying the option to 66,666 and decreased the exercise price from to $1.46. In February 2000, the Board of Directors approved another revision of the terms in accordance with the Company's issuance of the 10% Common Stock dividend. Pursuant to the current terms, Mr. Rashbaum holds an option to purchase 73,333 shares of Common Stock at an exercise price of $1.46 per share. See "Senior Management Incentive Plan."

Stock Options

         The following table provides information with respect to (i) the exercise of stock options by the named executive officer during the fiscal year ended December 31, 1999 and (ii) the fiscal year end value of all unexercised options:

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                         Number of               Value of
                                                                        Securities              Unexercised
        Name                   Shares               Value               Underlying             In-The-Money
                            Acquired on            Realized             Unexercised          Options/SAR's at
                              Exercise               ($)             Options/SAR's at           FY-End ($)
                                (#)                                     FY-End (#)             Exercisable/
                                                                       Exercisable/            Unexercisable
                                                                       Unexercisable

   Harold Rashbaum               0                    0                73,333/0 (1)           $94,600*/0 (2)

   Harold Rashbaum               0                    0                36,667/0 (3)           $50,234*/0 (2)


(reference is made to the table on the previous page)

*Value rounded to the nearest dollar.

(1) Represents shares of Common Stock underlying an granted in March 1997 under the Company's Senior Management Incentive Plan. Initially, the option entitled Mr. Rashbaum to purchase 100,000 shares at $5.125 per share. In March 1998, the Board of Directors approved a revision of the terms of the options granted to Mr. Rashbaum in accordance with the 1 for 3 reverse split of the Company's Common Stock. The revised terms reduced the number of shares underlying the option to 33,333 shares and decreased the exercise price to $2.93. In February 1999, the Board of Directors approved a second revision of the terms in accordance with the Company's issuance of a 100% Common Stock dividend. The revised terms increased the number of shares underlying the option to 66,666 and decreased the exercise price from to $1.46. In February 2000, the Board of Directors approved another revision of the terms in accordance with the Company's issuance of the 10% Common Stock dividend. Pursuant to the current terms, Mr. Rashbaum holds an option to purchase 73,333 shares of Common Stock at an exercise price of $1.46 per share. See "Senior Management Incentive Plan."

(2)    The closing sales price on December 31, 1999 was $2.75 per share.

(3) Represents shares of Common Stock underlying an option granted in April 1999. Initially, the option entitled Mr. Rashbaum to purchase 33,334 shares at $1.38 per share. In accordance with the Company's February 2000 10% Common Stock Dividend, the shares underlying the options have been adjusted to 36,667.

Employment and Consulting Agreements

Shopnet.com, Inc.

         Before he became an officer and director of the Company, Harold Rashbaum provided consulting services to the Company through HBR, a company of which he is an officer and director and of which his wife is the sole shareholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits received by the Company from the distribution of "Dirty Laundry". In addition, HBR received $40,000 and 5,500 shares of the Company's Common Stock at the closing of the Company's initial public offering. From October 1996 through March 1997, Mr. Rashbaum received a salary of $104,000 per annum for being an officer and director of the Company. In March 1997, Mr. Rashbaum's salary was increased to $156,000 per annum. In addition, Mr. Rashbaum received 36,666 shares of Common Stock under the Company's Senior Management Incentive Plan, one half of which shares vested in each of June 1997 and June 1998. These shares were sold. See "Certain Relationships and Related Transactions."

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

         In November 1996, Breaking Waves entered into employment agreements with each of Malcolm Becker and Michael Friedland; these agreements expires in November 1999. The agreements initially provided that Messrs. Becker and Friedland each would be compensated at a salary of $110,000 per annum during the term of his agreement and that each would be issued restricted shares of Common

Stock, subject to a vesting schedule, annually during the term of his agreement. The number of shares of Common Stock issuable thereunder is based on the market value (as hereinafter defined) of $25,000 on the date of issuance, subject to the following vesting schedule: (i) 1/2 of the shares issued on November 27, 1996 vested 90 days from issuance, and the balance vested 270 days from the date of issuance and (ii) for each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares vested six months from issuance, and the balance vested on the following anniversary. "Market Value" shall mean (i) $5.00 per share with respect to the shares issued in November 1996 and (ii) the average of the closing bid and asked prices for a share of Common Stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the Common Stock is quoted. The agreements include non-disclosure and non-compete clauses.

         In November 1996, 3,667 shares of the Company's Common Stock were issued to each of Messrs. Becker and Friedland, subject to the aforesaid vesting schedule. In November 1997, 15,888 shares of the Company's Common Stock were issued to each of Messrs. Becker and Friedland, subject to the aforesaid vesting schedule.

         In January 1998, Mr. Friedland's employment agreement was amended to provide for an increase in salary to $130,000 per annum, and Mr. Becker's employment agreement was amended to reflect a reduction in the amount of time Mr. Becker would be required to devote to the business of Breaking Waves, a concomitant reduction in salary to $60,000 per annum, and a reduction in the number of shares of Common Stock to be issued (the number to equal a market value of $13,636). In January 1999, Mr. Becker's employment agreement was further amended to reflect an increase in the amount of time Mr. Becker would be required to devote to the business of Breaking Waves and a concomitant increase in salary to $70,000 per annum.

         In November 1998, pursuant to their respective employment agreements, Messrs. Becker and Friedland were entitled to their final share issuances, 1/2 of which would have vested in May 1999, and the other 1/2 of which would have vested in November 1999. Messrs. Becker and Friedland agreed to postpone the issuance, however, and in March 2000, they amended such portion of their respective employment agreements as set forth herein: Mr. Becker agreed to accept his aggregate 78,074 shares in two allotments, 38,037 shares of Common Stock to be issued on May 27, 2000 and 38,037 shares of Common Stock to be issued on November 27, 2000. Mr. Friedland also agreed to accept his aggregate 139,471 shares in two allotments, 69,735 shares of Common Stock to be issued on May 27, 2000 and 69,736 shares of Common Stock to be issued on November 27, 2000. Such shares, when issued, will be fully vested and saleable in accordance with Rule 144 of the General Rules and Regulations under the Act, as amended. As part of the foregoing transaction, each of Messrs. Becker and Friedland granted an option to BBC Capital Corp. ("BBC") allowing same to purchase his shares as follows: BBC has the right to purchase from each of Messrs. Becker and Friedland all shares to be issued to same in May 2000, for a period of one year from the date of issuance, at an exercise price of $4.50 per share; likewise, BBC has the right to purchase from each of Messrs. Becker and Friedland all shares to be issued to same in November 2000, for a period of one year from the date of issuance, at an exercise price of $4.50 per share.

Senior Management Incentive Plan

General

         In May 1996, the Board of Directors adopted the Senior Management Incentive Plan (the "Management Plan") which was adopted by shareholder consent. The Management Plan provides for the issuance of an aggregate of 128,333 shares of Common Stock (adjusted for the February 1998 reverse split and the February 1999 and 2000 Common Stock dividends) in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees, and consultants.

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

     In March 1997, the Company granted to each of Mr. Rashbaum and Mr. DiMilia an option to purchase 73,333 and 36,665 shares, respectively, of Common Stock at an exercise price of $1.46 per share, pursuant to the Management Plan. See "Certain Relationships and Related Transactions."

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

Restricted Stock Purchase Agreements

         Restricted share agreements provide for the issuance of restricted shares of Common Stock to eligible participants under the Management Plan. The Board of Directors may determine the price to be paid by the participant for the shares or that the shares may be issued for no monetary consideration. The shares issued shall be subject to restrictions for a stated restricted period during which the participant must remain in the Company's employ in order to retain the shares. Payment may be made in cash, by promissory note, or via a combination of both. In June 1996, the Company issued an aggregate of 54,999 restricted shares under the Management Plan: (i) each of Mr. Rashbaum and Mr. Melillo received 36,666 shares and (ii) Charles Rosen, a consultant to the Company, received 18,333 shares. All such shares were subject to a vesting schedule whereby half of the shares were to vest in each of June 1997 and 1998. Upon the termination of Mr. Rosen's consulting agreement, his 18,333 shares were cancelled by the Company; likewise, Mr. Mellilo's 36,666 shares were cancelled upon his resignation.

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

Non-Executive Director Stock Option Plan

         The Company terminated its Non-Executive Director Stock Option Plan on December 31, 1998, in accordance with the terms thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the outstanding shares of the Company's Common Stock as of March 31, 2000 (aggregating 6,010,199) by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers, directors, and key employees as a group. All numbers reflected herein and in the footnotes hereto have been adjusted to reflect the 1 for 3 reverse split effected on February 5, 1998, the Common Stock dividend paid on February 5, 1999, and the Common Stock dividend paid on February 1, 2000.


------------------------------------------ ------------------------------------ --------------------------------------
            Name and Address                        Number of Shares            Percent of Common Stock Beneficially
           of Beneficial Owner                   Beneficially Owned (1)                     Owned (2)(3)
           -------------------                   ------------------                         -----
European Ventures Corp.
P.O. Box 47                                           1,486,370 (4)                             24.7%
Road Town,
Tortola, British Virgin Islands

Harold Rashbaum
c/o Shopnet.com, Inc.                                  210,000(5)                               3.4%
14 East 60th Street, Suite 402
New York, New York 10022

(table continued from previous page)
            Name and Address                        Number of Shares            Percent of Common Stock Beneficially
           of Beneficial Owner                   Beneficially Owned (1)                     Owned (2)(3)
           -------------------                   ------------------                         -----

Alain Le Guillou, M.D.
c/o Shopnet.com, Inc.                                       --                                   --
14 East 60th Street, Suite 402
New York, New York 10022

James Frakes
c/o Shopnet.com, Inc.                                       --                                   --
14 East 60th Street, Suite 402
New York, New York 10022

All Officers and Directors as a Group
(four persons)                                              210,000(5)                          3.4%

------------------------------------------ ------------------------------------ --------------------------------------

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

(3) Does not give effect to the issuance of (i) 2,560,000 shares of Common Stock issuable upon exercise of the 3,840,000 outstanding Warrants, pursuant to the following terms: exercise of three warrants at an aggregate exercise price of $8.10 will entitle the holder thereof to two shares of Common Stock or (ii) 128,333 shares of Common Stock reserved for issuance under the Company's Senior Management Incentive Plan.

(4) Includes 1,600 shares of Common Stock underlying 2,400 Warrants owned by EVC, the president of which is the son-in-law of the Company's president.

(5) Includes 110,000 shares of Common Stock underlying options. See "Executive Compensation."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1999, Breaking Waves borrowed $400,000 from Play Co. pursuant to a promissory note bearing interest at 9% per annum. Breaking Waves has repaid $100,000 of the loan, the balance to be repaid on April 30, 2000.

         In October 1999, the Company borrowed $50,000 from Play Co. (a toy retailer and publicly traded company whose board chairman is the President of both the Company and Breaking Waves), and Breaking Waves borrowed $200,000 from Play Co. The loans bore interest at 9% and were repaid in March 2000.

         In April 1999, the Company granted options to purchase 36,667 shares to Mr. Rashbaum and 18,335 shares to Mr. DiMilia. The options are exercisable at $1.38 per share.

         On February 1, 1999, the Company loaned $100,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 9% per annum. The note was paid in full. In each of April and May 1999, the Company loaned an additional $100,000 to Play Co. pursuant to unsecured notes bearing interest at 9% per annum. All notes have been repaid.

         On November 24, 1998, pursuant to a sales agreement entered into by and between Breaking Waves and Play Co., Breaking Waves purchased 1.4 million unregistered shares of Play Co.'s Common Stock in a private transaction. The shares purchased represented approximately 25.4% of the then total Common Stock issued and outstanding after the transaction. Pursuant to the agreement - which bore an initial term of one year and automatically extended for an additional one year term since it was not terminated by either of the parties - Play Co. agreed to purchase (on a wholesale basis) a minimum of 250 pieces of merchandise for each of its retail locations and to provide advertising promotional materials and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods. Breaking Waves had previously sold a limited number of pieces of its swimwear to Play Co. As consideration for the stock, Breaking Waves remitted $504,000, which represented an approximate price of $0.36 per share:
$300,000 of the consideration was remitted in cash, and the remaining $204,000 was provided in the form of merchandise, primarily girls' swimsuits.

         On July 15, 1998, Breaking Waves loaned $300,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 9% per annum. The note called for five monthly installments of principal and interest commencing on August 15, 1998 and ending December 30, 1998 and has been repaid in full.

     In April 1998, the Company completed a private placement of 770,000 shares of the Company's Common Stock at a price of $0.73 per share. HDS Capital Corp., a company whose secretary is related to the Company's President, purchased 275,000 such shares thereby. See "Description of Business-Private Offerings of Common Stock and Registration Thereof."

         On March 1, 1998 Breaking Waves loaned $250,000 to Play Co. and received in exchange therefor an unsecured promissory note bearing interest at 15% interest per annum. The note called for ten monthly installments of principal and interest commencing on March 31, 1998 and ending on December 31, 1998 and has been repaid in full.

         In February 1998, the Company completed a private placement of 660,000 shares of the Company's Common Stock at a price of $0.295 per share. American Telecom Corporation, a company whose president, secretary, and a director is related to the Company's President, purchased 220,000 shares thereby. See "Description of Business-Private Offerings of Common Stock and Registration Thereof."

         During the years ended December 31, 1999, 1998, and 1997, the Company remitted $24,000, $27,000, and $69,500, respectively, in financial consulting fees to DRA Consulting, Inc., a company whose president is related to the Company's President.

     In March 1997, the Company granted to each of Harold Rashbaum and Robert DiMilia an option to purchase 100,000 and 50,000 pre-reverse split shares, respectively, of Common Stock at an exercise price of $5.125 per share, pursuant to the Management Plan. The terms of such options were revised in accordance with the February 1998 reverse split of the Company's Common Stock and the February 1999 Common Stock dividend to provide for the purchase of 66,666 and 33,332 shares, respectively, at $1.46 per share. In accordance with the Company's February 2000 Common Stock dividend, the terms of the options were amended again to provide that Mr. Rashbaum has the option to purchase 73,333 shares of Common Stock and Mr. DiMilia has the option to purchase 36,665 shares of Common Stock. The terms of See "Executive Compensation - Senior Management Incentive Plan."

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

     In June 1996, the Company issued 36,666 shares of Common Stock to Mr. Melillo under the Management Plan. The shares were to vest at the rate of in each of June 1997 and 1998. On January 10, 1997, Mr. Melillo resigned and agreed to return 18,333 shares to the Company. Mr. Melillo failed to comply with the terms of his resignation; therefore, all 36,666 shares were cancelled. See "Executive Compensation - Senior Management Incentive Plan."

     Before he became an Officer and Director of the Company, Mr. Rashbaum provided consulting services to the Company through HBR, a company of which he is an officer and director and of which his wife is the sole shareholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits received by the Company from the distribution of Dirty Laundry. In addition, HBR received $40,000 and 5,500 shares of the Company's Common Stock at the closing of the Company's initial public offering. From October 1996 through March 1997, Mr. Rashbaum received a salary of $104,000 per annum for being an officer and director of the Company. In March 1997, Mr. Rashbaum's salary was increased to $156,000 per annum. In addition, Mr. Rashbaum received 73,333 shares of Common Stock under the Management Plan, one half of which shares vested in each of June 1997 and June 1998. See "Executive Compensation - Employment and Consulting Agreements."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements of the Company are included as Part II, Item 8:

         Index to Financial Statements                                                           F-0
         Report of Independent Certified Public Accountants                                      F-1
         Balance Sheets                                                                          F-2
         Statements of Operations                                                                F-3
         Statement of Stockholders' Equity                                                       F-4
         Statements of Cash Flows                                                                F-5 to F-6
         Notes to Financial Statements                                                           F-7 to F-26

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The following exhibits which are designated by an asterisk (*) are filed herewith. Exhibits not so designated previously were filed with the Securities and Exchange Commission with either (i) the Registration Statement on Form SB-2, file no. 333-5098-NY, (ii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 1, (iii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 2, or (iv) such other documents as the Company has filed with the Securities and Exchange Commission as designated below. Pursuant to 17 C.F.R. 230.411, each exhibit filed by the Company is incorporated by reference herein.

  3.1                    Certificate of Incorporation of the Company
  3.2                    Amendment to Certificate of Incorporation of the Company, filed in June 7, 1996
  3.4                    By-Laws of the Company
  3.6                    Certificate of Incorporation of Breaking Waves, Inc.
  3.7                    By-Laws of Breaking Waves, Inc.
  3.8*                   Certificate of Amendment to Certificate of Incorporation
  4.1                    Specimen Common Stock Certificate
  4.2                    Specimen Warrant Certificate
  4.4                    Form of Warrant  Agreement  between the Company,  the  Underwriter  and  Continental  Stock
  4.5                    Form of Restricted Stock Agreement
 10.2                    The Company's Senior Management Incentive Plan
 10.4                    Consulting Agreement between Breaking Waves, Inc. and Dan Stone
 10.5                    Lease for premises at 112 West 34th Street, New York, New York
 10.6                    Lease for premises at 8410 N.W. 53rd Terrace, Miami, Florida
 10.6(a)                 Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida
 10.7                    Stock Purchase  Agreement  between the Company,  European  Ventures Corp.,  Breaking Waves,

 10.9                    Property Acquisition  Agreement between the Company and Rogue Features,  Inc., dated March,
 10.10                   Co-production  agreement  between the Company and Rogue Features,  Inc., dated March,  1996
 10.11                   Right of First Refusal Agreement with principals of Rogue Features, Inc.
 10.13                   Shippers  Agency  Agreement   between   Hollywood   Productions,   Inc.,  and  Third  Party
 10.14                   License Agreement between Breaking Waves, Inc. and Beach Patrol, Inc.
 10.16                   Employment  Agreement with Michael  Friedland  (incorporated  by reference to the indicated
 10.17                   Employment  Agreement  with Malcolm  Becker  (incorporated  by  reference to the  indicated
 10.18                   Termination of Employment  Agreement with Robert Melillo  (incorporated by reference to the
 10.19                   Trident  Releasing,  Inc.  License  Agreement  (incorporated  by reference to the indicated
 10.20                   Cyclone  Option  Agreement  (incorporated  by  reference  to the  indicated  exhibit in the
 10.21                   Cyclone  Co-Writer  Agreement  (incorporated  by reference to the indicated  exhibit in the
 10.22                   Heller  Financial  Agreement  (incorporated  by reference to the  indicated  exhibit in the
 10.23                   Non-Executive  Director Stock Option Plan  (incorporated  by reference to Appendix B in the
 10.24                   Kawasaki Motors Corp.,  USA "Jet Ski" License  Agreement  (incorporated by reference to the
 10.25                   Amendment to lease at 112 West 34th Street,  New York, New York  (incorporated by reference
 10.26                   Form of Subscription  Agreement used in connection with the Company's February 1998 Private
 10.27                   Form of  Subscription  Agreement  used in  connection  with the  Company's May 1998 Private
 10.28                   Amendment  to  Employment   Agreement  with  Michael   Friedland   dated  January  1,  1998
 10.29                   Amendment to Employment  Agreement with Malcolm Becker dated January 1, 1998  (incorporated
 10.30                   Second  Amendment  to  Employment  Agreement  with  Malcolm  Becker  dated  January 1, 1999
 10.31                   Lease for premises at 14 East 60th Street,  Room 402, New York, New York  (incorporated  by
 10.32                   Option  Agreement - Robb Peck McCooey  Clearing  Corporation  (incorporated by reference to
 16.1                    Letter from Scarano & Tomaro,  P.C.  regarding  dismissal of Scarano & Tomaro,  P.C. as the
 21.1*                   Subsidiaries of the Registrant
 27.1*                   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 10th day of April, 2000.

                                                               Shopnet.com, Inc.



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

/s/ Harold Rashbaum                         Chief Executive Officer,            04/10/00
Harold Rashbaum                             President, and Director             Date


/s/ Alain Guillou, M.D.                     Director                            04/10/00
Alain Le Guillou, M.D.                                                          Date

/s/ James B. Frakes                         Director                            04/10/00
James B. Frakes                                                                 Date

                       SHOPNET. COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                              Page
                                                                                             number

Independent auditors' report                                                                   F-1

Consolidated balance sheet at December 31, 1999                                                F-2

Consolidated statements of operations for the years ended
 December 31, 1999 and 1998                                                                    F-3

Consolidated statement of stockholders' equity for the years ended
 December 31, 1999 and 1998                                                                    F-4

Consolidated statements of cash flows for the years ended
 December 31, 1999 and 1998                                                                 F-5 - F-6

Notes to consolidated financial statements                                                 F-7 - F-26


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Shopnet.com, Inc. (formerly Hollywood Productions, Inc.)

We have audited the accompanying consolidated balance sheet of Shopnet.com, Inc. (formerly Hollywood Productions, Inc.) and subsidiaries (the "Company"), as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and the consolidated results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Massella, Tomaro & Co., LLP
Jericho, New York
February 25, 2000, except for
Note 12 as to which
the date is March 29, 2000

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

Current assets:
    Cash $ ......................................................................................        24,479
    Cash - restricted ...........................................................................     1,351,760
    Accounts receivable, net ....................................................................        31,104
    Prepaid expenses ............................................................................        70,659
    Inventory ...................................................................................     2,862,053
    Advances to officer .........................................................................        40,000
    Deferred tax asset ..........................................................................        55,000

         Total current assets ...................................................................     4,435,055
                                                                                                    -----------

Furniture, computer equipment, and leasehold improvements, net ..................................        67,817
Film production and distribution costs, net .....................................................     1,693,564
Costs in excess of net assets of business acquired ..............................................       833,689
Investments in joint venture ....................................................................       212,500
Organizational costs, net .......................................................................        25,000
Deferred tax asset - non current ................................................................       139,360
Other assets ....................................................................................        20,635
                                                                                                    -----------
         Total assets ...........................................................................   $ 7,427,620
                                                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................................................   $   279,718
    Accrued expenses ............................................................................       908,357
    Due to factor ...............................................................................     1,776,274
     Due to related party .......................................................................       650,000
    Capital lease obligations ...................................................................        16,359
    Deferred tax liability ......................................................................         6,900
                                                                                                    -----------
         Total current liabilities ..............................................................     3,637,608
                                                                                                    -----------

Capital lease obligations, net of current portion ...............................................        29,120
                                                                                                    -----------

         Total liabilities ......................................................................     3,666,728
                                                                                                    -----------

Commitments and contingencies (Note 9) ..........................................................          --

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     6,127,009 shares issued, outstanding and subscribed (Notes 1 and 13) .......................         6,127
    Additional paid-in capital ..................................................................     6,345,299
    Accumulated deficit                                                                              (2,590,534)
         Total stockholders' equity .............................................................     3,760,892
                                                                                                    -----------

Total liabilities and stockholders' equity ......................................................   $ 7,427,620
                                                                                                    ===========

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                                  1999                    1998

Net sales                                                                              $         4,758,296    $          5,276,459

Cost of sales                                                                                    3,214,704               3,343,364
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,543,592               1,933,095
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                2,137,895               2,349,510
    Amortization of costs in excess of net assets of business
    acquired                                                                                        70,952                  70,952
                                                                                       -------------------    --------------------

Total expenses                                                                                   2,208,847               2,420,462
                                                                                       -------------------    --------------------

Loss before other income (expense)
 and provision for income taxes                                                                   (665,255)               (487,367)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in (loss) earnings of affiliate                                                        (994,305)                473,270
     Write down of film costs                                                                     (261,153)                      -
     Gain on sale of equity investment in affiliate                                                130,093                       -
    Rental income                                                                                   13,750                  15,947
    Cancellation (issuance) of stock issued in lieu of compensation                                      -                  62,500
    Public offering costs                                                                                -                 (91,385)
    Interest and finance expense                                                                  (243,148)               (224,603)
    Interest income                                                                                 56,212                  90,249
                                                                                       -------------------    --------------------
         Total other income (expense)                                                           (1,298,551)                325,978
                                                                                       --------------------   --------------------

Loss before (benefit) provision for
 income taxes                                                                                   (1,963,806)               (161,389)

Provision for (benefit of) income taxes                                                             12,273                (192,383)
                                                                                       -------------------    ---------------------

Net (loss) income                                                                               (1,976,079)                 30,994

Other items of comprehensive income                                                                      -                       -
                                                                                       -------------------    --------------------

Comprehensive net (loss) income                                                        $        (1,976,079)   $             30,994
                                                                                       --------------------   --------------------

Basic:
    Net (loss) income                                                                  $              (.33)   $                .01
                                                                                       ====================   ====================

Weighted average number of
 common shares outstanding                                                                       5,983,188               4,990,554
                                                                                       ===================    ====================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                             Additional                            Total
                                                Common Stock                   Paid-in        Accumulated      Stockholders'
                                            Shares           Amount            Capital          Deficit           Equity
-----------------------------------------------------     -------------    -------------     -------------    ----------

Balances at December 31, 1997               4,499,612     $       4,499    $   5,615,809     $    (645,449)   $   4,974,859

Sale of common stock                        1,430,000             1,430          753,552               -            754,982

Cancellation of common stock
 in connection with Senior
 Management Plan                              (18,335)              (18)         (62,482)              -            (62,500)

Net income for the year ended
 December 31, 1998                                -                 -                -              30,994           30,994
                                        -------------     -------------    -------------     -------------    -------------

Balances at December 31, 1998               5,911,277             5,911        6,306,879          (614,455)       5,698,335

Stock due pursuant to employment
     agreements                               215,732               216           38,420                 -           38,636

Net loss for the year ended
 December 31, 1999                                -                 -                -           (1,976,079)     (1,976,079)
                                        -------------     -------------    -------------     -------------    -------------
Balances at December 31, 1999               6,127,009       $    6,127       $ 6,345,299      $  (2,590,534)   $  3,760,892
                                        =============     =============    =============     ==============   =============

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999               1998
                                                                                  --------------    ----------

Cash flows from operating activities:

   Net income (loss)                                                              $   (1,976,079)   $       30,994
   Adjustments to reconcile net income (loss) to net
    cash (used for) operating activities:
       Equity loss (earnings) in affiliate                                               994,305          (473,270)
       Amortization and depreciation                                                     114,974           283,584
       Expensing of deferred offering cost                                                     -            87,385
       Sale of inventory to acquire common stock                                               -          (204,000)
       Deferred income tax (benefit) expense                                              (8,961)         (195,660)
       Write down of film costs                                                          261,153                 -
       Stock issued for services rendered                                                 38,636           (62,500)
       Decrease (increase) in:
          Accounts receivable                                                             22,124           (29,911)
          Prepaid expenses                                                               (17,991)           (6,427)
          Inventory                                                                     (199,050)         (279,811)
          Film production costs                                                          (53,495)         (277,378)
          Security deposits                                                                    -            (1,533)
       Increase (decrease) in:
          Accounts payable                                                               209,516           (64,216)
          Accrued expenses                                                               368,153           336,743
          Due to factor                                                                 (287,280)          312,660
                                                                                  ---------------   --------------

Net cash (used for) operating activities                                                (533,995)         (543,340)
                                                                                  ---------------   ---------------

Cash flows from investing activities:

   Proceeds from sale of investment in affiliate                                         130,093                 -
   Acquisition of furniture, computer equipment, and
     leasehold improvements                                                               (7,964)          (10,891)
   Acquisition costs                                                                     (17,035)                -
   Investment in common stock of affiliate                                                     -          (300,000)
   Investment in joint venture                                                           (12,500)         (200,000)
   Subsidiary's redemption of preferred stock                                                  -          (280,000)
                                                                                  --------------    ---------------

Net cash provided by (used for) investing activities                                      92,594          (790,891)
                                                                                  --------------    ---------------

Cash flows from financing activities:

   Sale of common stock                                                                        -           754,982
   Advances from related parties                                                         650,000            40,028
   Repayments to related parties                                                        (130,000)                -
   Principal payments on capital leases                                                  (11,886)           (4,234)
                                                                                  ---------------   ---------------

Net cash provided by financing activities                                                508,114           790,776
                                                                                  --------------    --------------

Net increase (decrease) in cash                                                           66,713          (543,455)

Cash, beginning of period                                                              1,309,526         1,852,981
                                                                                  --------------    --------------

Cash, end of period                                                               $    1,376,239    $    1,309,526
                                                                                  ==============    ==============

          See accompanying notes to consolidated financial statements.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998



                                                                              1999                      1998
                                                                          ------------              --------

Supplemental disclosure of non-cash flow information:
 Cash paid during the year
    for:
         Interest                                                      $         235,098         $        224,603
                                                                       =================         ================
         Income taxes                                                  $          16,225         $          3,277
                                                                       =================         ================

In connection with the issuance (cancellation) of
    compensation, 215,732 and 18,335 shares of
     common stock were issued (cancelled), respectively                $          50,886         $        (62,500)
                                                                       =================         =================

Schedule of non-cash investing activities:
    Acquisition of office equipment and software in
    connection with capital lease obligations                          $               -         $         61,506
                                                                       =================         ================

    Acquisition of an equity interest in Play Co. Toys
    & Entertainment Corp., in exchange for
    merchandise inventory                                              $               -         $        204,000
                                                                       =================         ================

          See accompanying notes to consolidated financial statements.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1       -    ORGANIZATION

                  Shopnet.com, Inc. (the "Company") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. The Company was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. In accordance with the name change, the Company also changed its Nasdaq symbols from "FILM" and "FILMW" to "SPNT" and SPNTW," respectively. On May 12, 1999, the Company incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company has assigned all of its film rights. Accordingly, the Company is considered a holding Company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), the Company acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally.

                  The  Company,   directly  and  through   Breaking  Waves,  has
                  investments in a joint venture and an affiliate, which are accounted for on the equity method.

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries,
                  Breaking Waves and Hollywood, after elimination of all significant intercompany transactions and accounts. Affiliated companies which are 20 to 50 percent owned are accounted for on the equity method.

            b)    Cash and cash equivalents
                  -------------------------

                  The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in these amounts are certificates of deposit of approximately $1,151,000. The Company maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,051,000. The Company believes that such risk is minimal. The Company maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires the Company to maintain $1,150,000 on deposit as collateral for the letter of credit. In addition, during 1999, the Company was required to transfer a $200,000 cash collateral deposit to its factoring agent. Accordingly, both cash amounts are designated as restricted.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            c)    Inventory

                  Inventory amounting to $2,862,053 at December 31, 1999 consists of finished goods and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to a factoring agreement with a financial institution.

             d)   Film production and distribution costs
                  --------------------------------------

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

                  For the year ended December 31, 1999, the Company has written down film production and distribution costs by $261,153 in order to reduce the balance to its estimated net realizable value.

            e)    Income taxes

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            f)    Revenue and cost recognition
                  ----------------------------

                  Breaking Waves' sales are recognized upon shipment from the warehouse. Sales returns are recorded upon acceptance of the goods by the warehouse. Duty costs, which are a component of cost of sales, are recorded upon the clearance of such goods through customs.

                  Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized, together with related costs, on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films, together with related costs, are recorded when the material is available for telecasting by the licensee and when certain other conditions are met. Film production and distribution costs are stated at the lower of unamortized cost or estimated net realizable value. In accordance with SFAS 53, "Financial reporting by Producers and Distributors of Motion Pictures Films," the individual film forecast method is used to amortize film costs.

            g)    Earnings per share
                  ------------------

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

            h)    Use of estimates
                  ----------------

                  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements is the estimate of projected income of motion pictures which is the basis used in amortizing film production and distribution costs and the lower of cost or market valuation of inventory. Actual results could differ from those estimates.

            i)    Fair value disclosure at December 31, 1999
                  ------------------------------------------

                  The carrying value of cash,  accounts  receivable,  inventory,
                  accounts  payable,   accrued   expenses,   and  capital  lease
                  obligations are a reasonable estimate of their fair value.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            j)    Reclassifications

                  Certain prior period accounts have been reclassified to conform to the current year presentation.

            k)    Deferred compensation

                  Deferred compensation consists of common stock issued in lieu of compensation pursuant to the 1996 Senior Management
                  Incentive Plan ("Incentive Plan") and management employment agreements. Such costs have been amortized using the straight line method over the period of the vesting rights of the respective shares.

            l)    Organizational costs

                  Organizational costs consist of common stock issued in lieu of cash payment for legal costs incurred in the establishment of the Company. Organizational costs are being amortized on a straight line basis over their estimated useful lives of five years.

            m)    Costs in excess of net assets of business acquired

                  Costs in excess of net assets of business acquired in connection with the acquisition of Breaking Waves are being amortized on a straight line basis over the estimated useful life of the related assets acquired for a period of fifteen years.

            n)    Deferred offering costs

                  Deferred offering costs incurred during 1997 consist of professional fees and advances to an underwriter in connection with an IPO of Breaking Waves which was terminated during 1998. Accordingly, all such costs related to the IPO have been expensed and charged to operations in 1998.

            o)    Accounting for stock-based compensation

                  The Company elected to continue to measure compensation cost using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as is permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options issued under the Incentive Plan as the exercise price and market value at the date of grant were the same. For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain pro forma disclosures as if the fair value method had been utilized. Had compensation cost for the Company's stock- based compensation plan been determined

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            o)    Accounting for stock-based compensation (cont'd)

                  based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS no. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below utilizing the Black-Sholes option pricing model:

                                                                                 1999                1998
                                                                          ----------------     ----------
                  Net income (loss)-
                                   as reported                            $     (1,988,329)    $        30,994
                                                                          =================    ===============
                                   pro forma                              $     (2,000,579)    $        30,994
                                                                          =================    ===============

                  Basic EPS -      as reported                            $           (.33)    $           .01
                                                                          =================    ===============
                                   pro forma                              $           (.33)    $           .01
                                                                          =================    ===============

            p)    Effect of New Accounting Standards

                  The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

            q)    Furniture, Computer Equipment, and Leasehold Improvements

                  Furniture, computer equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization which is provided on the straight line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred.

             r)   Equity Method of Accounting

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

            s)      Accounts Receivables

                  The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of December 31, 1999, no allowance was deemed necessary by management.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3   -        FURNITURE, COMPUTER EQUIPMENT & LEASEHOLD IMPROVEMENTS

                      Furniture,  computer equipment, and leasehold improvements are as follows at December 31, 1999:

                           Furniture & fixtures                                 $         37,944
                           Computer equipment and software                                72,630
                           Leasehold improvements                                          5,946
                                                                                ----------------
                                                                                         116,520

                           Less: accumulated depreciation
                                    and amortization                                      48,703
                                                                                ----------------
                                                                                $         67,817


                  Computer equipment and software amounting to $61,506 is pledged in connection with capital lease obligations.

                  Depreciation and amortization expense for the years ended December 31, 1999 and 1998 amounted to $19,023 and $11,340, respectively.

NOTE 4 -          ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $70,952 for each of the years ended December 31, 1999 and 1998.

                  On the closing date of the IPO, Breaking Waves performed a re-capitalization and exchanged all of its existing common stock for new common stock, and a series of preferred stock. Pursuant to the Agreement, Breaking Waves issued 5,600 shares of its newly authorized Series A Preferred Stock to its previous stockholders in proportion to their respective holdings. The holders of the shares of Series A Preferred Stock had the right to redemption whereby, on each of January 1, 1997 and 1998, Breaking Waves redeemed one-half of the outstanding shares of the Series A Preferred Stock, at a redemption price of $100 per share on a pro rata basis. During January 1997 and 1998, 2,800 such shares of the Series A Preferred Stock of Breaking Waves were redeemed for a total of $280,000 in each year.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 5   -        INVESTMENTS IN JOINT VENTURE AND AFFILIATE

            a)    Investment in Joint Venture

                  Pursuant to a co-production agreement dated April 17, 1998, the Company invested $212,500 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested $212,500 for the remaining 50% interest in Battle Studies. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. During the year ended December 31, 1999 and subsequent thereto, the motion picture was shown at various film festivals.

                  The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of December 31, 1999, the Company has only recorded its initial $212,500 investment in the joint venture since no operations have begun as of December 31, 1999.

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

                  Breaking Waves accounts for its investment under the equity method. For the year ended December 31, 1999, Breaking Waves recorded a $994,305 equity loss for its proportionate share of Play Co.'s loss for that year. For the year ended December 31, 1998, Breaking Waves recorded $473,270 of equity earnings for its proportionate share in Play Co.'s earnings from November 24, 1998 to December 31, 1998.

                  During the year ended December 31, 1999, Breaking Waves' investment in Play Co. was reduced to $-0- since its share of Play Co.'s loss for 1999 exceeded its cost basis. In addition, during the year ended December 31, 1999, as a result of Play Co.'s issuance of additional common stock, and Breaking Waves' sale of 130,000 shares of Play Co.'s common stock, Breaking Waves' percentage of Play Co's common stock was reduced to 22.88% as of December 31, 1999.

                  Subsequent to December 31, 1999, as a result of the conversion of Play Co.'s series E preferred stock into common stock, Breaking Waves' common stock percentage was reduced

NOTE 5   -        INVESTMENTS IN JOINT VENTURE AND AFFILIATE (cont'd)

           b)     Investment in Affiliate (cont'd)

                  to 16.9%. Therefore, the investment in Play Co. will be accounted for under the requirements of SFAS

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                  No. 115, " Accounting for Certain Investments in Debt and Equity Securities."

                  Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within the last three months of the calendar year. Accordingly, the equity earnings in Play Co. are not indicative of the results to be expected if the investment in Play Co. was consummated at the beginning of the year.

                  The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 1998 as if the investment in Play Co. on January 1, 1998:

                                                                                (Unaudited)
                              Net Sales                                   $      5,276,459
                              Cost of Sales                                      3,343,364
                              Total Expenses                                     2,420,462
                              Other Income (Expenses)                             (192,354)
                              Net Loss                                            (487,338)
                              Net Loss per share                                      (.10)

                  These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on the date indicated, or of future results of operations.

NOTE 6    -       ACCRUED EXPENSES

                  Accrued expenses consist of the following at December 31, 1999:

                                   Purchases                                                   $       812,357
                                   Commissions                                                          22,138
                                   Payroll and other taxes                                              15,908
                                   Deferred rent                                                        12,797
                                   Professional fees                                                    11,322
                                   Interest                                                              8,050
                                   Other                                                                25,785
                                                                                               ---------------
                                                                                               $       908,357

NOTE 7       -    DUE TO FACTOR

                  On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with Heller Financial, Inc. ("Heller") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and pays Heller a factoring commission of .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year. Heller retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                  advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 cash collateral deposit to Heller. Interest expense related to this agreement totaled $228,772 and $224,603, respectively, for the years ended December 31, 1999 and 1998. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 1999, the net advances to Breaking Waves from the factor amounted to $1,776,274.

NOTE 8 -          CAPITAL LEASE OBLIGATIONS

                  During 1998, the Company acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the following terms and conditions:

                     i) On August 13, 1998, the Company acquired various computer and related components for $28,583 by entering into a capital lease obligation with interest at approximately 9.2% per annum, requiring 48 monthly payments of principal and interest of $762. The lease is secured by the related computer equipment.

                     ii) On September 13, 1998, the Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

NOTE 8 -             CAPITAL LEASE OBLIGATIONS (cont'd)

                     At December 31, 1999,  the aggregate  future  minimum lease
                     payments   due   pursuant  to  the  above   capital   lease
                     obligations are as follows:

                                                                                     Year
                                                                                     ended
                                                                                     December
                                                                                     31:

                              2000                                         $           19,335
                              2001                                                     19,335
                              2002                                                     13,486
                                                                                   ------------
                              Total minimal lease payments                             52,156
                                                                                   ------------
                              Less: Amounting representing Interest                     6,677
                                                                                   ------------

                              Present value of net minimum
                                 lease payments                            $           45,479
                                                                                   ============

                  At December  31, 1999  equipment  and software  under  capital leases is carried at a book value of $44,752.

NOTE 9 -          PROVISION (BENEFIT) FOR INCOME TAX

                  Provision (benefit) for income tax is comprised of the following for the years ended December 31, 1999 and 1998:

                                                                                   1999            1998
                                                                                ----------      -------
                  Current:
                           Federal                                              $        -      $        -
                           State and local                                          21,234             3,277
                                                                                ----------      ------------
                                                                                    21,234             3,277
                                                                                ----------      ------------
                  Deferred:
                           Federal                                                       -          (145,501)
                           State and local                                          (8,961)          (50,159)
                                                                                -----------     -------------
                                                                                    (8,961)         (195,660)
                                                                                -----------     -------------

                              Total provision (benefit) for income taxes        $   12,273      $   (192,383)
                                                                                ===========     =============


NOTE 9 -          PROVISION (BENEFIT) FOR INCOME TAX (cont'd)

                  A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax expense is as follows for the years ended December 31, 1999 and 1998:


                                                                                    1999             1998

                           Federal statutory rate applied to
                              pretax loss                                       $           -   $    (38,187)
                           State and local income taxes, net of federal
                              income tax benefit, applied to pretax loss                    -        (13,478)
                           Permanent differences                                            -          8,447
                           (Decrease) Increase in valuation allowance                  34,298        (63,175)
                           Current provision for state and local taxes                 21,234          3,277
                           (Increase) in deferred tax assets                                -       (122,265)
                           (Decrease) increase in deferred tax liability              (43,259)        32,998
                                                                                --------------  ------------

                                  Total provision (benefit) for income taxes    $      12,273   $   (192,383)
                                                                                =============   =============

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

                  The tax effect of significant items comprising the Company's current deferred tax assets are as follows as of December 31, 1999:

                  Net operating loss carryforwards                                                 $       47,470
                  Section 263A inventory capitalization                                                     7,530
                  Valuation allowance                                                                           -
                                                                                                   --------------

                  Deferred current tax asset                                                       $       55,000
                                                                                                   ==============

NOTE 9 -          PROVISION (BENEFIT) FOR INCOME TAX (cont'd)

                  The tax effect of significant items comprising the Company's net non-current deferred tax asset and liability are as follows as of December 31, 1999:

                  Net operating loss carryforwards                                                 $      302,292
                  Valuation allowance                                                                    (162,932)
                                                                                                   ---------------
                  Deferred non-current tax asset                                                          139,360
                                                                                                   --------------

                  Equity  earnings of affiliate                                                    $       12,430
                  Depreciable assets                                                                       (5,530)
                                                                                                   ---------------
                  Deferred non-current tax liability                                                        6,900
                                                                                                   --------------

                  Net non-current deferred tax asset                                               $      132,460
                                                                                                   ==============

                  The Company and its subsidiaries file a consolidated tax return for federal tax purposes. For state and local purposes, the Company and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

                  At December 31, 1999, the Company had a net operating loss carryforward (NOL) for federal and state tax purposes of approximately $1,860,000 and $1,549,000, respectively, both of which expire between 2010 and 2014. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

NOTE 10      -    COMMITMENTS AND CONTINGENCIES

             a)   Lease commitments

                  The Company and its subsidiaries have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased administrative offices through January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves cancelled such lease and simultaneously entered into a new lease for additional space with the same landlord requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

NOTE 10      -    COMMITMENTS AND CONTINGENCIES (cont'd)

             a)   Lease commitments (cont'd)

                  The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 1999 are as follows:

                             2000                                                    $      141,257
                             2001                                                           135,452
                             2002                                                            71,600
                             2003                                                            71,600
                             2004                                                            71,600
                             Thereafter                                                           -
                                                                                     --------------
                                                                                     $      491,509

                  Rent expense for the years ended December 31, 1999 and 1998 amounted to approximately $172,709 and $158,174, respectively.

            b)    Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors in Indonesia and one in Samoa. For the year ended December 31, 1999 Breaking Waves had four customers, which comprise 17%, 13%, 12%, and 10%, of net sales, respectively. For the year ended December 31, 1998, Breaking Waves had three customers which compromised 13%, 13%, and 11% of net sales, respectively.

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

            d)    License agreements

                  i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves,

NOTE 9       -    COMMITMENTS AND CONTINGENCIES (cont'd)

            d)        License agreements (cont'd)

                      through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $162,501 and $135,000 during the years ended December 31, 1999 and 1998, respectively.

                  ii) On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999 and was not renewed. The Company recorded royalties totaling $784 and $4,852 under this agreement during the years ended December 31, 1999 and 1998, respectively.

                  iii)On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired on May 31, 1999 and was not renewed. The Company recorded royalties under this agreement totaling $10,415 and $-0- during the years ended December 31, 1999 and 1998, respectively.

            e)    Co-production and property purchase agreements
                  ----------------------------------------------

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

                  As of December 31, 1999, the Company invested $2,006,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the years ended December 31, 1999 and 1998, revenue associated with the motion picture amounted to $-0- and $120,211, respectively, and amortized film costs amounted to $-0-and $122,126, respectively.

                  For the year ended December 31, 1999, the Company has written down its film production and distribution costs by $261,153 in order to reduce the balance to its estimated net realizable value.

NOTE 10      -    COMMITMENTS AND CONTINGENCIES (cont'd)

f)       Employment agreements

                  On November 27, 1996, the Company entered into two employment agreements (as amended) with two key employees of Breaking Waves. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with annual salaries of $110,000 each for 1997 and $60,000 and $130,000 for 1998
                  (as amended), respectively. One of the employment agreements was further amended effective January 1, 1999 with an annual salary increase from $60,000 to $70,000. In addition to the salaries, the Company agreed that the employees are entitled to receive on each of November 27, 1996, 1997, and 1998, shares of common stock in the amount equal to the fair market value of $25,000 (before amendment) to each employee subject to a vesting schedule. In connection with the decrease in salary from originally $110,000 per year to $70,000 per year for one of the key employees, the Company reduced the value of shares to be issued to $13,636 for November 27, 1998. The shares the employees were entitled on November 27, 1998 did not vest until during the year ended December 31, 1999. Although the shares have not yet been issued, the Company recorded compensation expense amounting to $38,636 during the year ended December 31, 1999, since the shares vested as of May 1999.

                  As of December 31, 1999, the Company has not renegotiated the employment agreements with the two key employees of Breaking Waves and accordingly, all prior arrangements are in effect.

NOTE 11      -    STOCKHOLDER'S EQUITY

            a)    Private placement

                  During February and May 1998, pursuant to two separate private transactions, the Company sold 660,000 and 770,000 shares of its common stock for a total of approximately $195,000 and $560,000, respectively to various entities. An officer of two of the entities who invested in the Company's private placement is affiliated with the Company's President.

            b)    1996 Senior Management Incentive Plan

                  During May 1996, the Board of Directors adopted the Incentive Plan. The Incentive Plan provides for the issuance of up to 128,333 shares of Common Stock in connection with the issuance of stock options and common shares.

                  On March 14, 1997, the Company granted 109,998 options to purchase shares of common stock pursuant to the Company's Incentive Plan consisting of 73,333 options to the Company's President and 36,665 options to another officer. The exercise price of each option was fixed at $1.46 (as revised) per share and such options expire March 2002.

NOTE 11      -    STOCKHOLDER'S EQUITY (cont'd)

                  A summary of the status of the Company's stock options outstanding as of December 31, 1999 and changes during the years ended December 31, 1999 and 1998 is as follows:

                                                                           Number of         Exercise
                                                                           Options               Price

                      Outstanding at December 31, 1997                       109,998    $          1.46
                                                                       -------------    ---------------
                         Granted                                                    -               -
                         Exercised                                                  -               -
                         Cancelled                                                  -               -
                                                                       --------------   ---------------
                      Outstanding at December 31, 1998                         109,998            1.46
                         Granted                                                    -               -
                         Exercised                                                  -               -
                         Cancelled                                                  -               -
                                                                       --------------   ---------------
                      Outstanding at December 31, 1999                         109,998  $         1.46
                                                                       ===============  ===============

            c)     Cancellation of shares

                  During 1998, the 36,667 shares of common stock previously issued and vested to a former officer of the Company and recorded as compensation expense amounting to $62,500 during 1997 were cancelled by the Company.

            d)    Distribution Warrants

                  On April 15, 1998, the Company's Board of Directors authorized the distribution of warrants to all holders of shares of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record received one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the Securities and Exchange Commission. The Company intends to file the registration statement during the year 2000.

            f)    Stock Dividend - 1999
                  ---------------------

                  On January 14, 1999, the Company declared a 100% stock dividend to all shareholders of record as of January 29, 1999 amounting to a total of 2,686,944 shares of common stock. The stock dividend was issued on February 5, 1999. In order for shareholders to receive their stock dividend, they must exchange the old shares for the new shares. As a result of such stock dividend, the Company issued 2,686,027 shares of its common stock. An additional 917 shares are entitled to the dividend, and such shares shall be issued to the holders upon then redeeming the old shares.

NOTE 11      -    STOCKHOLDER'S EQUITY (cont'd)

            f)    Stock Dividend - 1999 (cont'd)
                  ------------------------------

                  These additional shares are included in the total issued and outstanding common stock at December 31, 1999.

            g)    Stock Dividend - 2000
                  ---------------------

                  On January 7, 2000, the Company declared a 10% stock dividend to all shareholders of record as of January 20, 2000 amounting to 557,000 shares of common stock. Such stock dividend was issued on February 1, 2000. The stock dividend has been retroactively reflected in the financial statements.

            h)    Grant of Stock Options

                  i) In connection with a consulting and option agreement entered on September 1, 1999, the Company granted 400,000 options to purchase shares of the Company as follows; 100,000 shares at an exercise price of $2.50 per share, 100,000 shares at an exercise of $3 per share, 100,000 shares at an exercise price of $3.50 per share and 100,000 shares at an exercise price of $4.00 per share. No consulting expenses were recorded in connection with such options based on the underlying value of the stock on the grant date. As of December 31, 1999, no options have been exercised.

                  ii) During April 1999, the Company granted its President and Vice President approximately 50,000 stock options. The options are exercisable as 85% of the closing bid price on April 16, 1999.

NOTE 12      -    RELATED PARTIES TRANSACTIONS

a) During June 1996, the Company issued 36,666 shares to each of two officers of the Company as consideration for services rendered. Vesting of such shares will be 50% one year from date of issuance and 50% two years from date of issuance. Such shares were valued at 50% of the IPO price or $2.50. For the year ended December 31, 1998 the Company recorded compensation expense amounting to $31,250.

            b) During November 1998, the Company agreed to issue shares of common stock in the amount equal to the fair market value of $25,000 and $13,636, respectively, to two key employees of Breaking Waves in connection with their employment agreements. Although the shares have not yet been issued, the Company recorded compensation expense amounting to $38,636 during the year ended December 31, 1999, since the shares vested as of November 1999.

NOTE 12      -   RELATED PARTIES TRANSACTIONS (cont'd)

                    c) For the years ended  December 31, 1999 and 1998,  $24,000 and $27,000, respectively of financial consulting fees were paid to an affiliate of the Company's President.

                    d) For the year ended  December  31,  1998,  included in net sales is $204,000 of sales made to Play Co. in lieu of cash payment for the acquisition of 25.4% of Play Co.'s common stock. The Company's President is also the Chairman of the Board of Play Co.

                    e) During October 1996,  pursuant to two  promissory  notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. As of December 31, 1999, the one note remains which amounted to $37,000, which has been classified as current As of December 31, 1999, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                    f) During  October  1999,  Play Co loaned  funds to Breaking
               Waves in return for an unsecured promissory note in the amount of $200,000. Such note was due and was repaid in full on March 29, 2000 plus interest at 9% per annum.

                    g) On November 29, 1999, Play Co. loaned additional funds to
               Breaking Waves in return for an unsecured promissory note in the amount of $400,000. Such note is due in two installments. The first installment of $100,000 was due January 30, 2000 (which was repaid) and the second installment of $300,000 is due April 30, 2000. Interest accrues at 9% per annum.

                    h) During October 1999, Play Co. loaned funds to the Company in return for an unsecured promissory note in the amount of $50,000. Such note is due in full and was repaid on March 29, 2000 plus interest at 9% per annum.

                    i) During  February  and May 1998,  pursuant to two separate private transactions, the Company sold 660,000 and 770,000 shares of its common stock for a total of approximately $195,000 and $560,000, respectively to various entities. An officer of two of the entities who invested in the Company's private placement is affiliated with the Company's President.

NOTE 13      -    INDUSTRY SEGMENTS

                  The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments for the years ended December 31, 1999 and 1998, is as follows:

                                                                 1999                         1998
                                                         Segment       Consolidated       Segment     Consolidated

                  Sales:
                    Swimwear sales                  $   4,758,296                    $   5,156,248
                    Film production                            -                           120,211
                                                    -------------                    -------------
                  Total Sales                                         $   4,758,296                 $    5,276,459
                                                                      =============                 ==============

                  Operating profit (loss):
                    Swimwear sales                                    $      35,872                 $      269,486
                    Film production                                        (265,153)                        (1,915)
                                                                      --------------                ---------------
                                                                      $    (229,281)                $      267,571
                  Corporate:
                    General and administrative

                      expense                                              (638,425)                      (775,438)
                    (Loss) equity in earnings of affiliate                 (994,305)                       473,270
                    Gain on sale of equity investment                       130,093                              -
                    Amortization expense                                    (70,952)                       (70,952)
                    Interest income                                          56,212                         90,316
                    Interest and finance expense                           (243,148)                      (224,603)
                    Other                                                    13,750                         78,447
                                                                      ---------------             ----------------
                  Loss from operations before (benefit)
                  provision for income tax                               (1,976,056)                      (161,389)

                  (Benefit) provision for income tax                         12,273                       (192,383)
                                                                      ---------------             -----------------

                  Net (loss) income                                   $  (1,988,329)                $       30,994
                                                                      ==============                ==============

                  Identifiable assets:
                    Swimwear sales                                    $   3,219,328                 $    2,849,354
                    Film productions                                      1,906,064                      2,101,221
                    Corporate                                             2,302,228                      3,529,151
                                                                 ------------------                 --------------

                      Total assets                                    $   7,427,620                 $    8,479,726
                                                                      =============                 ==============

                  Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and investments.

NOTE 14      -    SUBSEQUENT EVENTS

                  On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 pursuant to a transaction with an unrelated party.