Form 10QSB
period 2000-03-31
SHOPNET COM INC
filed 2000-05-15
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                      13-3871821
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                             Identification No.)

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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value: 6,683,144 shares outstanding as of May 11, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS
                    Consolidated  Balance  Sheets at March 31, 2000  (unaudited)
                    and  December  31,  1999.                                                                             3

                    Consolidated   Statements  of Operations (unaudited) for the
                    Three  Months Ended March 31, 2000 and 1999                                                           4

                    Consolidated  Statement of Stockholders'  Equity (unaudited)
                    for the Three Months Ended March 21, 2000                                                             5

                    Consolidated Statements of Cash Flows (unaudited) for the
                    Three Months Ended March 31, 2000 and 1999                                                            6

                    Notes to Consolidated Financial Statements.                                                        7-12

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF  OPERATIONS                                                                        13-18

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS                                                                                    19

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            19

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      19

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  19

Item 5.             OTHER INFORMATION                                                                                    19

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     19

                    Signatures                                                                                           20

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                                           March 31,
                                                                                             2000                    December 31,
                                                                                          (Unaudited)                     1999

Current assets:
    Cash                                                                                      $39,001                $      24,479
    Cash - restricted                                                                       1,604,647                    1,351,760
    Accounts receivable, net                                                                   40,165                       31,104
    Prepaid expenses                                                                           73,926                       70,659
    Inventory                                                                               1,284,343                    2,862,053
    Advances to officer                                                                        40,000                       40,000
    Deferred tax asset                                                                         55,000                       55,000
                                                                                    -----------------            -----------------
         Total current assets                                                               3,137,082                    4,435,055
                                                                                    -----------------            -----------------


Furniture, computer equipment, and leasehold improvements, net                                 75,606                       67,817
Film production and distribution costs, net                                                 1,693,564                    1,693,564
Costs in excess of net assets of business acquired                                            815,951                      833,689
Investments in common stock and joint venture                                                 911,000                      212,500
Organizational costs, net                                                                      18,750                       25,000
Deferred tax asset - non current                                                              139,360                      139,360
Other assets                                                                                   20,581                       20,635
                                                                                    -----------------            -----------------
         Total assets                                                               $       6,811,894                $   7,427,620
                                                                                    =================            =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $         120,947                $     279,718
    Accrued expenses                                                                          104,997                      908,357
    Due to factor                                                                           1,178,638                    1,776,274
     Due to related party                                                                     300,000                      650,000
    Line of credit                                                                            100,000                            -
    Capital lease obligations                                                                  14,499                       16,359
    Deferred tax liability                                                                      6,900                        6,900
                                                                                    -----------------            -----------------
         Total current liabilities                                                          1,825,981                    3,637,608
                                                                                    -----------------            -----------------

Capital lease obligations, net of current portion                                              26,615                       29,120
                                                                                    -----------------            -----------------

         Total liabilities                                                                  1,852,596                    3,666,728
                                                                                    -----------------            -----------------

Commitments and contingencies (Note 8)                                                              -                            -

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     6,227,009 shares issued, outstanding and subscribed                                        6,227                        6,127
    Additional paid-in capital                                                              6,640,097                    6,345,299
    Accumulated deficit                                                                     (2,385,526)                 (2,590,534)
    Accumulated other comprehensive income                                                    698,500                            -
                                                                                    -----------------            -----------------
         Total stockholders' equity                                                         4,959,298                    3,760,892
                                                                                    -----------------            -----------------

Total liabilities and stockholders' equity                                          $       6,811,894                $   7,427,620
                                                                                    =================            =================


           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                             For the three          For the three
                                                                                             months ended           months ended
                                                                                             March 31, 2000         March 31, 1999
                                                                                       -------------------    --------------------

Net sales                                                                                    $   2,720,982           $   2,215,095

Cost of sales                                                                                    1,771,477               1,330,001
                                                                                       -------------------    --------------------

Gross profit                                                                                       949,505                 885,094
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                  638,078                 563,505
    Amortization of costs in excess of net assets of business
    acquired                                                                                        17,738                  17,738
                                                                                       -------------------    --------------------

Total expenses                                                                                     655,816                 581,243
                                                                                       -------------------    --------------------

Income before other income (expense)
 and provision for income taxes                                                                    293,689                 303,851
                                                                                       -------------------    --------------------

Other income (expense):
    Equity in loss of affiliate                                                                          -                (341,693)
    Rental income                                                                                    5,550                   2,000
Interest and finance expense                                                                     (106,636)                 (78,421)
Interest income                                                                                     17,871                  13,055
                                                                                       -------------------    --------------------
         Total other income (expense)                                                              (83,215)               (405,059)
                                                                                       --------------------   ---------------------

Income (loss) before provision for
     income taxes                                                                                  210,474                (101,208)
Provision for income taxes                                                                           5,466                  10,000
                                                                                       -------------------    --------------------

Net income                                                                                         205,008                (111,208)

Other items of comprehensive income                                                                698,500                       -
                                                                                       -------------------    --------------------

Comprehensive net income                                                                       $   903,508            $   (111,208)

Basic:
    Net income                                                                                 $       .03            $       (.02)
                                                                                       ===================    ====================
Weighted average number of
 common shares outstanding                                                                       6,192,943                5,910,72
                                                                                       ===================    ====================








           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                               Additional                                Other             Total
                                       Common Stock             Paid-in         Accumulated          Comprehensive     Stockholders'
                                    Shares      Amount          Capital           Defic    it            Income           Equity
                                -----------     ------        -----------       -------------          ---------        ------------
Balances at December 31, 1999    $6,127,009     $6,127        $ 6,345,299       $ (2,590,534)         $    -            $ 3,760,892

Sale of common stock,  net of       100,000        100            294,798               -                  -                   -
 costs
Unrealized gain on securities          -             -                  -               -                698,500            698,500

Net   income  for  the  three          -             -                  -            205,008                                205,008
 months ended March 31, 2000
                                -----------     ------        -----------       -------------          ---------        ------------
                                  6,227,009      6,227          6,640,097         (2,385,526)            698,500          4,959,298
                                ===========     ======        ===========       =============          =========        ============































           See notes to consolidated financial statements (unaudited).

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                          2000              1999
                                                                                  --------------       ------------
Cash flows from operating activities:

   Net income (loss)                                                              $      903,508       $  (111,208)
   Adjustments  to reconcile net income (loss) to net cash provided by operating activities:
       Equity in loss of affiliate                                                             -           341,693
       Unrealized gain on securities                                                    (698,500)                -
       Amortization and depreciation                                                      28,676            26,988
       Decrease (increase) in:
       Accounts receivable                                                                (9,061)            4,646
       Prepaid expenses                                                                   (3,267)          (41,159)
       Inventory                                                                       1,577,710         1,191,188
       Film production costs                                                                   -              (659)
       Other                                                                                  54                 -
   Increase (decrease) in:
       Accounts payable                                                                 (158,771)         (405,998)
       Accrued expenses                                                                 (803,360)                -
       Due to factor                                                                    (597,636)       (1,005,224)
                                                                                  ----------------  ----------------

Net cash provided by operating activities                                                239,353               267
                                                                                  ----------------  ----------------
Cash flows from investing activities:
       Acquisition of furniture, computer equipment, and
       leasehold improvements                                                            (12,477)           (3,907)
       Advance to affiliate                                                                    -          (100,000)
       Acquisition costs                                                                       -           (17,035)
       Payments received on advance to affiliate                                               -            25,000
                                                                                  ----------------  ----------------

Net cash used for investing activities                                                   (12,477)          (95,942)
                                                                                  ----------------  ----------------

Cash flows from financing activities:
       Proceeds from sale of common stock                                                294,898                 -
       Proceeds from line of credit                                                      100,000                 -
       Repayments to related parties                                                    (350,000)                -
       Principal payments on capital leases                                               (4,365)           (2,033)
                                                                                  ----------------  ----------------

Net cash provided by (used for) financing activities                                      40,533            (2,033)
                                                                                  ----------------  ----------------

Net increase (decrease) in cash                                                          267,409           (97,708)

Cash, beginning of period                                                              1,376,239         1,309,526
                                                                                  ----------------  ----------------

Cash, end of period                                                               $    1,643,648      $  1,211,818
                                                                                  ==============    ================


Supplemental disclosure of non-cash flow information:
   Cash paid during the year for:
         Interest                                                                 $      103,261      $     75,030
                                                                                  ==============    ================

         Income taxes                                                             $       16,698      $      6,506
                                                                                  ==============    ================


     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1       -    NATURE OF BUSINESS

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

NOTE 2       -    INTERIM RESULTS AND BASIS OF PRESENTATION

                  The unaudited consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and cash flows for the three month periods ended
                  March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB filed on April 10, 2000.

NOTE 3 -          ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $17,738 for each of the three months ended March 31, 2000 and 1999.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 4 -          INVESTMENTS IN JOINT VENTURE AND AFFILIATE

            a)    Investment in Joint Venture

                  Pursuant to a co-production agreement dated April 17, 1998, the Company invested $212,500 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested $212,500 for the remaining 50% interest in Battle Studies. Battle Studies is treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investment in Battle Studies on the equity method. As of March 31, 2000, the Company has only recorded its initial $212,500 investment in the joint venture since no operations have yet begun.

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

                  During 1999, Breaking Waves accounted for its investment under the equity method. For the three months ended March 31, 1999, Breaking Waves recorded a $341,693 equity loss for its proportionate share of Play Co.'s loss for that quarter.

                  As of December 31, 1999, Breaking Waves' investment in Play Co. was reduced to $-0- since its share of Play Co.'s loss for 1999 exceeded its cost basis. In addition, during the year ended December 31, 1999, as a result of Play Co.'s issuance of additional common stock, and Breaking Waves' sale of 130,000 shares of Play Co.'s common stock, Breaking Waves' percentage of Play Co's common stock was reduced to 22.88% as of December 31, 1999.

                  During the quarter ended March 31, 2000, and subsequent thereto Play Co. converted a portion of its series E preferred stock into common stock thereby reducing Breaking Waves' percentage. As of March 31, 2000, Breaking Waves' common stock percentage was approximately 11% which was subsequently reduced to approximately 6%. Accordingly, the investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Carrying value is based on fair market value during the quarter. The unrealized gain which amounted to $698,500 has been recorded as a component of comprehensive income.

NOTE 5       -    DUE TO FACTOR

                  On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with Heller Financial, Inc. ("Heller") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Heller for credit approval prior to shipment, and

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                  pays Heller a factoring commission of .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year. Heller retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 cash collateral deposit to Heller. Interest expense related to this agreement totaled $92,192 and $75,030, respectively, for the three months ended March 31, 2000 and 1999. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of March 31, 2000, the net advances to Breaking Waves from the factor amounted to $1,178,638.

NOTE 6 -          LINE OF CREDIT

                  On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit is $250,000. Total borrowing under the line as of March 31, 2000 is $100,000. The outstanding balance must be repaid in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral. The certificate of deposit has been classified as restricted cash.

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

                   At  March  31,  2000,   the  aggregate   future minimum lease
                   payments due pursuant to the above capital lease obligations are as follows:

                                     Year ended
                                     December 31:

                                        2000   $14,499
                                        2001    19,335
                                        2002    13,486
                                                -------
    Total minimal lease payments ....           47,320
                                                -------
Less: Amounting representing interest            6,206
                                                -------
Present value of net minimum ........          $41,114
   lease payments ...................           =======

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


     At March 31, 2000 equipment and software under capital leases is carried at a book value of approximately $41,700.

NOTE 8       -    COMMITMENTS AND CONTINGENCIES

             a)   Lease commitments

                  The Company and its subsidiary have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased administrative offices through January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves cancelled such lease and simultaneously entered into a new lease for additional space with the same landlord requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000. The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 2000 are as follows:

      2000   $105,944
      2001    135,452
      2002     71,600
      2003     71,600
      2004     71,600
Thereafter       --
             --------
             $456,196
             ========

                  Rent  expense  for the three  months  ended March 31, 2000 and
                  1999   amounted  to   approximately   $41,971   and   $40,550,
                  respectively.

            b)    Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors in Indonesia and one in Samoa. For the three months ended March 31, 2000 Breaking Waves had three customers, which comprise 12% 11% and 20%, of net sales, respectively. For the three months ended March 31, 1999, Breaking Waves had three customers which compromised 20%, 12%, and 12% of net sales, respectively.

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

            d)    License agreements

                  i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                      option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $59,198 and $37,500 during the three months ended March 31, 2000 and 1999, respectively.

                  ii) On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999 and was not renewed. The Company recorded royalties totaling $784 under this agreement during the three months ended March 31, 1999.

                  iii)On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired on May 31, 1999 and was not renewed. The Company recorded royalties under this agreement totaling $ 2,787 during the three months ended March 31, 1999.

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

                  As of March 31, 2000, the Company invested $2,006,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended March 31, 2000 and 1999, no revenue was associated with the motion picture and amortized film costs amounted to $-0.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


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

                  As of March 31, 2000, the Company has not renegotiated the employment agreements with the two key employees of Breaking Waves and accordingly, all prior arrangements are in effect.

NOTE 9       -    STOCKHOLDER'S EQUITY

            a)    Sale of common stock

                  On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 (before certain offering costs) pursuant to a transaction with an unrelated party.

            b)    Stock Dividends

                  On January 7, 2000, the Company declared a 10% stock dividend to all shareholders of record as of January 20, 2000 amounting to 557,000 shares of common stock. Such stock dividend was issued on February 1, 2000. The stock dividend has been retroactively reflected in the financial statements.

NOTE 10      -    RELATED PARTIES TRANSACTIONS

                         a) For the three  months ended March 31, 2000 and 1999,
                    $11,080 and $12,000, respectively of financial consulting fees were paid to an affiliate of the Company's President.

                         b) During October 1996,  pursuant to a promissory note,
                    the Company loaned its President a total of $50,000 bearing interest at six and one-half percent (61/2) payable over three years. As of March 31, 2000, the unpaid portion amounted to $37,000, which has been classified as current. As of March 31, 2000, the Company's President was also advanced additional funds totaling $3,000 which are non interest bearing and due on demand and are classified as current.

                         c) During October 1999, Play Co. loaned funds to Breaking Waves in return for an unsecured promissory note in the amount of $200,000. Such note was due and was repaid in full on March 29, 2000 plus interest at 9% per annum.

                         d) On November 29,  1999,  Play Co.  loaned  additional
                    funds to Breaking Waves in return for an unsecured promissory note in the amount of $400,000. Such note is due in two installments. The first installment of $100,000 was due January 30, 2000 (which was repaid) and the second installment of $300,000 is due April 30, 2000. Interest accrues at 9% per annum.

                         e) During  October  1999,  Play Co. loaned funds to the
                    Company in return for an unsecured promissory note in the amount of $50,000. Such note was due and repaid in full on March 29, 2000 plus interest at 9% per annum.

NOTE 11 -         SUBSEQUENT EVENT

                  On May 8, 2000, the Company declared a 20% stock dividend to all shareholders of record as of May 19, 2000. Such stock dividend will be distributed on June 19, 2000. Such stock dividend has not yet been reflected retroactively in the financial statements.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         The consolidated financial statements at March 31, 2000 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company" except where specific delineation is required), after elimination of all significant intercompany transactions and accounts.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

              Three months ended March 31, 2000 as compared to the
                       three months ended March 31, 1999

Breaking Waves

         For the three months ended March 31, 2000 and 1999, Breaking Waves generated net sales of $2,720,982 and $2,215,095, respectively with a cost of sales amounting to $1,771,477 and $1,330,001, respectively. The increase in sales amounting to $505,887, or approximately 23%, from 1999 to 2000 was primarily attributable to the late arrival of goods caused by material delays at ports as of December 31, 1999. These delays resulted from companies having accelerated their shipments and receipts of goods in order to avoid any disruption anticipated by the year 2000 issue. Breaking Waves was unable to receive its goods and ship its orders on a timely basis since a majority of such goods remained on board one such ship which was delayed. The delayed shipments were received during January 2000. The gross profit for the three months ended March 31, 2000 amounted to $949,505, or 35%, as compared to the three months ended March 31, 1999 during which it amounted to $885,094, or 40%.

Selling,  general,  and  administrative  expenses  during the three months ended
March 31, 2000 and 1999 amounted to $497,260 and $438,910, respectively, representing an increase of $58,350 or 13%.

The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended March 31:

                                                                      2000       1999
                                                                      ----       ----

Officers, office staff and designer salaries and related benefits   $113,508   $114,982
Commission expense ..............................................     57,412     80,380
Warehousing costs ...............................................    121,872     86,512
Royalty fees ....................................................     59,198     41,071
Rent expense ....................................................     22,569     21,884
Factor commissions ..............................................     25,335     22,385
Miscellaneous general corporate overhead expenses ...............     97,365     71,696



The overall expense increase of approximately $58,000 is directly associated with the sale increase for the quarter as compared to the prior quarter.

     In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

     For the quarter ended March 31, 1999, Breaking Waves recognized $341,693 of equity loss in Play Co. in connection with the equity method of accounting.

     Breaking Waves generated net income of $344,726 and $16,162, for the three months ended March 31, 2000 and 1999, respectively, after an estimated income tax provision of $5,000 and $10,000, respectively, for the three months ended March 31, 2000 and 1999. The net income generated for the three months ended March 31, 1999 includes an equity loss pick up (non cash loss) of $341,693 from Play Co.

     During the quarter ended March 31, 2000, and subsequent thereto Play Co.'s converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' percentage. As of March 31, 2000, Breaking Waves' common stock percentage was approximately 11% which was subsequently reduced to approximately 6%. Accordingly, the investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Carrying value is based on fair market value during the quarter. The unrealized gain which amounted to $698,500 has been recorded as a component of comprehensive income.

     Interest expense in connection with its factoring agreement amounted to $92,192 and $75,030 for the three months ended March 31, 2000 and 1999, respectively.

Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations for 1998 and prior to May 12, 1999 were conducted by Shopnet under its former name.

     For the three months ended March 31, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2000 and thereafter as a result of a new marketing strategy.

Shopnet.com

     For the three months ended March 31, 2000 and 1999, Shopnet generated minimal revenue comprised of interest from its money market and minimal sublet rental income from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $140,819 and $124,595 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $16,224, or approximately 13%.

         The major components of the Company's expenses are as follows for the years ended December 31:

                                                                          2000      1999
                                                                          ----      ----
       Salaries (officer and office staff) and stock compensation and   $44,200   $47,343
           related benefits
       Rent .........................................................    19,402    17,665
       Legal and professional fees ..................................    18,517    18,465
       Consulting fees ..............................................    11,080    12,250
       Other general corporate and administrative expense ...........    47,620    28,872

Shopnet generated a net loss of $121,980 for the three months ended March 31, 2000 and a net loss of $109,631 for the three months ended March 31, 1999.

Liquidity and Capital Resources

         At March 31, 2000, the Company has a consolidated working capital amounting to $1,311,101. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 11% as of March 31, 2000 as evidenced by the 1,270,000 shares of common stock it currently owns. As of March 31, 2000, Breaking Waves has increased its investment in Play Co. to $698,500 based on fair market value of its common stock holdings.

         The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of $1,400,874. Shopnet maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,301,000. Shopnet believes that such risk is minimal. Shopnet maintains a letter of credit with a financial institution as a condition of Breaking Wave's factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for the letter of credit. In addition, during 1999, Breaking Waves was required to transfer a $200,000 cash collateral deposit to its factoring agent. Accordingly, both cash amounts are designated as restricted.

         For the three months ended March 31, 2000, the Company reported consolidated net income of $205,008 after an income tax expense of $5,466 whereas for the three months ended March 31, 1999, the Company reported consolidated net loss of $111,208 after an income tax expense of $10,000 and an equity loss pick up (non-cash loss) in Play Co. amounting to $341,693. In addition, for the three months ended March 31, 2000, the Company reported comprehensive net income of $903,508, which includes an unrealized gain on the investment in Play Co. of $698,500.

         On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 (before certain offering costs) pursuant to a transaction with an unrelated party.

         On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit is $250,000. Total borrowings under the line as of March 31, 2000 is $100,000. The outstanding balance must be repaid in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral. The certificate of deposit has been classified as restricted cash.

Investment in Joint Venture

         Pursuant to a co-production agreement dated April 17, 1998, the Company invested $212,500 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies"), a limited liability company. North Folk Films, Inc., an unrelated party, also invested $212,500 for the remaining 50% interest in Battle Studies. Battle Studies is treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

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

         More recently, in February 2000, "Machiavelli Rises" was one of thirty-eight films showcased at the New York Independent Film Festival ("NYIFF") in New York City where it was honored with the award for Best Screenplay. In addition, it was chosen (along with only six other films) for presentment at the Los Angeles distribution of the NYIFF on April 28, 2000. The Company hopes that its recent exposure and award will result in increased interest from the distribution community.

         The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of March 31, 2000, the Company has only recorded its initial $212,500 investment in the joint venture since operations have not yet commenced.

Factoring Arrangements

         On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with Heller Financial, Inc. ("Heller") pursuant to which Heller agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and (iv) guarantee letters of credit in excess of $1,500,000 as well as provide certain other services. Shopnet is a guarantor of Breaking Waves' obligations to Heller. Shopnet maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for such letter of credit. During 1999, Breaking Waves collateralize $200,000 of cash in order to remain in compliance with its factoring agreement. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

         The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to Heller during each year and (b) 0.65% on all accounts in excess of $5 million sold and assigned to Heller during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Interest expense related to this agreement totaled $92,192 and $75,030, respectively, for the three months ended March 31, 2000 and 1999. Heller has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of March 31, 2000, the net advances to Breaking Waves from the factor amounted to $1,178,638.

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

         Rent expense for the three months ended March 31, 2000 and 1999 amounted to approximately $41,971 and $40,550, respectively.

License Agreements

         On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach"). Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $59,198 and $37,500 during the three months ended March 31, 2000 and 1999, respectively.

         On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. The Company recorded royalties totaling $784 under this agreement during the three months ended March 31, 1999.

         On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999. The Company recorded royalties under this agreement totaling $2,787 during the three months ended March 31, 1999.

Internet Sales

         In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.breakingwaves.com. The website was designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, was available for online purchase by retailers. The Breaking Waves website is hosted by Mindspring and incorporates e-commerce features from CyberCash, Inc. and Mercantec, Inc.

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

         Also dormant at present are the two websites developed by the Company last fall (www.videonostalgia.com and www.videooncall.com) for the purpose of selling full length motion pictures and short subjects on video cassette and DVD. These sites were developed with the intention of offering up to 5,000 motion pictures: from musicals, action and horror films, and vintage motion pictures to more contemporary, collector, out of print, genre, and foreign films and film memorabilia. In mid-1999, after extensive consideration of the costs required to market and advertise these sites and to purchase the films, the Company decided to delay the launch of these e-commerce websites.

Loans from Play Co.

         In October 1999, the Company borrowed $50,000 from Play Co., and Breaking Waves borrowed $200,000 from Play Co. The loans bore interest at 9% and were repaid in March 2000.

         In November 1999, Breaking Waves borrowed $400,000 from Play Co. pursuant to a promissory note bearing interest at 9% per annum. Breaking Waves has repaid the amount in full as of April 30, 2000 pursuant to the terms.

Common Stock Dividend

         On January 7, 2000, the Company declared a 10% common stock dividend to all shareholders of record as of January 20, 2000. The dividend was paid on February 1, 2000.

         On May 8, 2000, the Company declared a 20% common stock dividend to all shareholders of record as of May 19, 2000. The dividend will be paid on June 19, 2000.

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

Item 2. Changes in Securities and Use of Proceeds: In February 2000, in a private transaction, the Company sold 100,000 shares of Common Stock to Value Management & Research, AG for an aggregate price of $300,000. The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under Act. The proceeds from the sale are being used by the Company for general corporate purposes. No underwriter was used in connection with this offering.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         27.1        Financial Data Schedule

 b) During the quarter ended March 31, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2000.

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