Form 10QSB
period 2000-06-30
SHOPNET COM INC
filed 2000-08-14
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
                 ---------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                             13-3871821
------------------------------------                          ---------------------------------
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

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value:
7,212,067 shares outstanding as of August 10, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999.                       3

                    Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30,                 4
                    2000 and 1999.

                    Consolidated Statement of Operations (unaudited) for the Six Months Ended June 30,                    5
                    2000 and 1999.

                    Consolidated Statement of Stockholders' Equity (unaudited) for the Six Months Ended                   6
                    June 30, 2000.

                    Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30,                   7
                    2000 and 1999.

                    Notes to Consolidated Financial Statements.                                                        8-16

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS            17-26

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS
                                                                                                                         27
Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            27

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      27

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  27

Item 5.             OTHER INFORMATION                                                                                    27

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     28

                    Signatures                                                                                           29

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                           June 30,
                                                                                             2000     December 31,
                                                                                         (unaudited)     1999

 Current assets:
    Cash   .........................................................................  $    285,867    $    24,479
    Cash - restricted ..............................................................     1,356,965      1,351,760
    Accounts receivable, net .......................................................        12,156         31,104
    Prepaid expenses ...............................................................        78,025         70,659
    Inventory ......................................................................       567,846      2,862,053
    Advances to officer ............................................................        40,000         40,000
    Investment Securities available for sale .......................................       266,700           --
    Deferred tax asset .............................................................        55,000         55,000
                                                                                       -----------    -----------
         Total current assets ......................................................     2,662,559      4,435,055
                                                                                       -----------    -----------

Furniture, computer equipment, and leasehold improvements, net .....................        71,638         67,817
Film production and distribution costs, net ........................................     1,593,564      1,693,564
Costs in excess of net assets of business acquired .................................       798,213        833,689
Investment in joint venture ........................................................       212,500        212,500
Organizational costs, net ..........................................................        12,500         25,000
Deferred tax asset - non current ...................................................       139,360        139,360
Other assets .......................................................................        20,581         20,635
                                                                                       -----------    -----------
         Total assets ..............................................................   $ 5,510,915    $ 7,427,620
                                                                                       ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................................   $    56,444    $   279,718
    Accrued expenses ...............................................................        38,741        908,357
    Due to factor ..................................................................     1,037,942      1,776,274
     Due to related party ..........................................................          --          650,000
    Line of credit payable .........................................................       213,894           --
    Capital lease obligations ......................................................        12,568         16,359
    Deferred tax liability .........................................................         6,900          6,900
                                                                                       -----------    -----------
         Total current liabilities .................................................     1,366,489      3,637,608
                                                                                       -----------    -----------

Capital lease payables, net of current portion .....................................        25,382         29,120
                                                                                       -----------    -----------

         Total liabilities .........................................................     1,391,871      3,666,728
                                                                                       -----------    -----------
Commitments and contingencies (Note 8) .............................................          --             --
                                                                                       -----------    -----------
Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     7,472,411 and 7,352,411 shares issued and outstanding, respectively............         7,472          7,352
    Additional paid-in capital .....................................................     6,638,852      6,344,074
    Accumulated deficit ............................................................    (2,793,980)    (2,590,534)
                                                                                       -----------    -----------
    Accumulated other comprehensive income .........................................       266,700           --
                                                                                       -----------    -----------
         Total stockholders' equity ................................................     4,119,044      3,760,892
                                                                                       -----------    -----------

Total liabilities and stockholders' equity .........................................   $ 5,510,915    $ 7,427,620
                                                                                       ===========    ===========

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
                                   (UNAUDITED)

                                                                                          For the three           For the three
                                                                                           months ended            months ended
                                                                                             June 30,                June 30,
                                                                                               2000                    1999

Net sales                                                                              $           952,788    $          1,399,992

Cost of sales                                                                                      720,311               1,245,350
                                                                                       -------------------    --------------------

Gross profit                                                                                       232,477                 154,642
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                  458,582                 523,589
    Write off of film costs                                                                        100,000                       -
    Amortization of costs in excess of net assets of business
    acquired                                                                                        17,738                  17,738
                                                                                       -------------------    --------------------

Total expenses                                                                                     576,320                 541,327
                                                                                       -------------------    --------------------

Loss before other income (expense)
 and provision for income taxes                                                                   (343,843)               (386,685)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in loss of affiliate                                                                          -                (530,879)
    Rental income                                                                                    5,550                       -
    Interest and finance expense                                                                  (82,691)                 (52,985)
    Interest income                                                                                 18,034                  15,193
                                                                                       -------------------    --------------------
         Total other income (expense)                                                              (59,107)               (568,671)
                                                                                       --------------------   ---------------------

Loss before provision for
 income taxes                                                                                     (402,950)               (955,356)
Provision for income taxes                                                                           5,504                       -
                                                                                       -------------------    --------------------

Net loss
                                                                                                  (408,454)               (955,356)

Other items of comprehensive income (loss)                                                        (431,800)                      -
                                                                                       --------------------   --------------------

Comprehensive net loss                                                                 $          (840,254)   $           (955,356)
                                                                                       ---------------------- ---------------------

Basic:
    Net loss                                                                           $              (.05)   $               (.13)
                                                                                       ====================   =====================

Weighted average number of
 common shares outstanding                                                                        7,472,411               7,092,322
                                                                                       ====================   =====================

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
                                   (UNAUDITED)

                                                                                              For the six             For the six
                                                                                              months ended           months ended
                                                                                             June 30, 2000          June 30, 1999
Net sales                                                                              $         3,673,770    $         3,615,087

Cost of sales                                                                                    2,491,788              2,575,351
                                                                                       -------------------    -------------------
Gross profit                                                                                     1,181,982              1,039,736
                                                                                       -------------------    -------------------

Expenses:
  Selling, general, and administrative expenses                                                  1,096,660              1,087,094
  Write off of film costs                                                                          100,000                      -
  Amortization of costs in excess of net assets of business
  acquired                                                                                          35,476                 35,476
                                                                                       -------------------    -------------------

Total expenses                                                                                   1,232,136              1,122,570
                                                                                       -------------------    -------------------

Income (loss) before other income (expense)
 and provision for income taxes                                                                     49,846                (82,834)
                                                                                       -------------------    --------------------

Other income (expenses):
Equity in loss of affiliate                                                                              -               (872,572)
  Rental income                                                                                     11,100                  4,500
  Interest and finance expense                                                                    (189,327)              (131,406)
  Interest income                                                                                   35,905                 28,248
                                                                                       -------------------    -------------------
           Total other income (expense)                                                           (142,322)              (971,230)
                                                                                       -------------------    --------------------

Loss before provision for
   income taxes                                                                                   (192,476)            (1,054,064)
                                                                                       -------------------    --------------------

Provision for income taxes                                                                          10,970                       -
                                                                                       -------------------    --------------------

Net loss                                                                                          (203,446)            (1,054,064)

Other items of comprehensive income                                                                266,700                       -
                                                                                       -------------------    --------------------

Comprehensive net income (loss)                                                        $            63,254    $        (1,054,064)
                                                                                       -------------------    --------------------

Basic:
    Net (loss)                                                                         $             (.03)    $              (.15)
                                                                                       ===================    ====================

Weighted average number of
 common shares outstanding shares                                                                7,451,971              7,092,322
                                                                                       ===================    ===================

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                               Accumulated
                                                                 Additional                       Other           Total
                                             Common Stock          Paid-in        Accumulated  Comprehensive   Stockholders'
                                         Shares         Amount     Capital          Deficit      Income           Equity

Balances at December 31, 1999 ....     6,127,009   $     6,127   $ 6,345,299    $ (2,590,534)  $      --      $  3,760,892

Sale of common stock, net of costs       100,000           100       294,798           --             --           294,898

Issuance of Common Stock in
 Connection with Stock Dividend
 (Note 9(B)) .....................     1,245,402         1,245        (1,245)          --             --             --

Unrealized gain on securities ....          --            --            --             --           266,700        266,700

Net loss for the six months
 ended June 30, 2000 .............          --            --            --          (203,446)         --          (203,446)
                                      -----------   -----------    -----------    -----------    -----------    -----------

                                       7,472,411   $     7,472    $ 6,638,852    $(2,793,980)   $   266,700    $ 4,119,044
                                      ===========   ===========    ===========    ===========    ===========    ===========












     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the six         For the six
                                                                                     months ended         months ended
                                                                                    June 30, 2000        June 30, 1999
Cash flows from operating activities:
   Net income (loss)                                                              $      (203,446)  $      (1,054,064)
   Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
      Write off of film costs                                                             100,000                   -
      Issuance of stock options to officers                                                     -              12,250
      Equity in loss of affiliate                                                               -             872,572
   Amortization and depreciation                                                           57,352              53,367
      Decrease (increase) in:
        Accounts receivable                                                                18,948              41,294
     Prepaid expenses                                                                      (7,366)            (58,707)
            Inventory                                                                   2,294,207           2,387,407
     Other assets                                                                              54                   -
      Increase (decrease) in:
        Accounts payable                                                                 (223,274)           (513,273)
        Accrued expenses                                                                 (869,616)
        Due to factor                                                                    (738,332)         (1,562,942)
                                                                                  ---------------   -----------------

Net cash provided by operating activities                                                 428,527             177,904
                                                                                  ---------------   -----------------


Cash flows from investing activities:
   Acquisition of furniture, computer equipment, and
   leasehold improvements                                                                 (13,197)             (3,907)
Loan repayments to affiliate                                                             (650,000)           (300,000)
Investment acquisition costs                                                                    -             (17,035)
   Investment in joint venture                                                                  -             (12,500)
   Proceeds from affiliate                                                                      -              75,000
                                                                                  ---------------   -----------------

Net cash used for investing activities                                                   (663,197)           (258,442)
                                                                                  ----------------  ------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                     294,898                   -
   Proceeds from line of credit                                                           225,000                   -
   Repayments to line of credit                                                           (11,106)                  -
   Principal payments of capital leases                                                    (7,529)             (5,482)
                                                                                  ----------------  ------------------

Net cash provided by (used for) financing activities                                      501,263              (5,482)
                                                                                  ---------------   ------------------

Net increase (decrease) in cash                                                           266,593             (86,020)
Cash, beginning of period                                                               1,376,239           1,309,526
                                                                                  ---------------   -----------------
Cash, end of period                                                               $     1,642,832   $       1,223,506
                                                                                  ===============   =================

Supplemental disclosure of non-cash flow information:
 Cash paid during the year for:
         Interest                                                                 $       184,965   $         131,406
                                                                                  ===============   =================
          Income taxes                                                            $        16,879   $           6,506
                                                                                  ===============   =================

     See accompanying notes to consolidated financial statements (unaudited)

                    SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
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

                  The unaudited consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of our operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB filed on April 10, 2000.

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 -          ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $17,738 for each of the three months ended June 30, 2000 and 1999, respectively.

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

                  The Company accounts for the investment in Battle Studies on the equity method. As of June 30, 2000, the Joint Venture has no operations.

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

                  For the year ended December 31, 1999, Breaking Waves accounted for its investment under the equity method. For the three and six months ended June 30, 1999, Breaking Waves recorded a $530,879 and $872,572,

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 -          INVESTMENT IN JOINT VENTURE AND AFFILIATE (cont'd)

           b)     Investment in Affiliate (cont'd)
                  --------------------------------

                  respectively, of equity loss for its proportionate share of Play Co.'s losses for those periods.

                  As of December 31, 1999, Breaking Waves' investment in Play Co. was reduced to $-0- since its share of Play Co.'s loss for 1999 exceeded its cost basis. In addition, during the year ended December 31, 1999, as a result of Play Co.'s issuance of additional common stock, and Breaking Waves' sale of 130,000 shares of Play Co.'s common stock, Breaking Waves' ownership percentage of Play Co's common stock was reduced to 22.88%.

                  During the six months ended June 30, 2000, Play Co. converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' ownership percentage to approximately 3%. Accordingly, the investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Carrying value is based on fair market value at the end of the quarter which amounted to $266,700. At June 30, 2000, which if accounted for as investment available for sale, the change in unrealized gain or loss has been recorded as a component of comprehensive income.

NOTE 5       -    DUE TO FACTOR


                  On August 20, 1997,  Breaking  Waves  entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to CIT for credit approval prior to shipment, and pays CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year. CIT retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral deposited with CIT. Interest expense related to this agreement totaled $75,923 and $52,863, respectively, for the three months ended June 30, 2000 and 1999, respectively. CIT has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of June 30, 2000, the net advances to Breaking Waves from CIT amounted to $1,037,942.

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -          LINE OF CREDIT

                  On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit is $250,000. Total borrowing under the line as of June 30, 2000 is $213,894, including interest. The outstanding balance must be repaid in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral with the bank. The certificate of deposit has been classified as restricted cash. Subsequent to June 30, 2000, the line of credit was repaid in full.

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

                  At December 31, 1999, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7  -         CAPITAL LEASE OBLIGATIONS (cont'd)

                                                                                Year Ended
                                                                                December 31:

                           2000                                                 $        19,335
                           2001                                                          19,335
                           2002                                                          13,486
                                                                                         ------
                           Total minimal lease payments                         $        52,156
                                                                                         ------

                                       Less: Amounting representing interest             $6,677
                                                                                         ------

                                    Present value of net minimum
                                      lease payments                            $        45,479
                                                                                         ======

                  At June 30, 2000 equipment and software under capital leases is carried at a book value of approximately $38,600.

NOTE 8       -    COMMITMENTS AND CONTINGENCIES

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

                             2000                                                    $      141,257
                             2001                                                           135,452
                             2002                                                            71,600
                             2003                                                            71,600
                             2004                                                            71,600
                             Thereafter                                                           -
                                                                                     --------------
                                                                                     $      491,509

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8       -    COMMITMENTS AND CONTINGENCIES (cont'd)

             a)   Lease commitments (cont'd)
                  --------------------------

                  Rent expense for the three months ended June 30, 2000 and 1999 amounted to approximately $37,500 and $29,400, respectively, and approximately $79,500 and $81,600 for the six months ended June 30, 2000 and 1999, respectively.

            b)    Significant vendors and customers
                  ---------------------------------

                  Breaking Waves purchased 100% of its inventory from one vendor in Indonesia. For the three months ended June 30, 2000 Breaking Waves had two customers, which comprised of 38%, and 16% of net sales, respectively. For the three months ended
                  June 30, 1999, Breaking Waves had two customers which compromised 32% and 21% of net sales, respectively.

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

            d)    License agreements

                  i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded royalties and advertising under this agreement totaling $39,915 and $37,500 during the three months ended June 30, 2000 and 1999, respectively, and $99,113 and $75,000 during the six months ended June 30, 2000 and 1999.

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8       -    COMMITMENTS AND CONTINGENCIES (cont'd)

             d)   License agreements (cont'd)
                  ---------------------------

                  ii) On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired on May 31, 1999 and was not renewed. The Company recorded royalties under this agreement totaling $ 10,415 during the six months ended June 30, 1999.

                  iii)During June 2000,  Breaking  Waves  entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with a minimum guaranteed annual royalties of $70,000 to $140,000 over the life of the agreement.

                              In  connection  with  such  licensing   agreement,
                      Breaking Waves entered into a consulting agreement with Larry Nash, Inc. ("Consultant") a New York Corporation, whereby the Consultant shall provide sales and consulting services in connection with, and be in charge of sales of Breaking Waves' new Gottex line.

                                  This agreement is effective August 5, 2000 and
                      shall continue to August 5, 2001 and from year to year thereafter unless cancelled by either party on thirty (30) days prior written notice.

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

                  As of June 30, 2000, the Company invested $2,006,956 for the co-production and distribution of such motion picture whereas the co-producers have

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8       -    COMMITMENTS AND CONTINGENCIES (cont'd)


            e)    Co-production and property purchase agreements (cont'd)
                  -------------------------------------------------------

                  invested $100,000. For the three and six months ended June 30, 2000 and 1999, no revenue was generated with the motion picture.

                  For the three and six months ended June 30, 2000, the Company has written down its film production and distribution costs by $100,000 in order to reduce the balance to its estimated net realizable value.

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

                  As of June 30, 2000, the Company has not renegotiated the employment agreements with the two key employees of Breaking Waves and accordingly, all prior arrangements are in effect.

                   SHOPNET.COM, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9       -    STOCKHOLDERS' EQUITY

            a)    Sale of common stock
                  --------------------

                  On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 (before certain transaction costs) pursuant to a transaction with an unrelated party.

            b)    Stock Dividends

                  On January 7, 2000, the Company declared a 10% stock dividend to all shareholders of record as of January 20, 2000 amounting to 557,000 shares of common stock. Such stock dividend was issued on February 1, 2000.

                  On May 8, 2000, the Company declared a 20% stock divided to all shareholders of record as of May 19, 2000. Such stock dividend was distributed on June 19, 2000.

NOTE 10      -    RELATED PARTIES TRANSACTIONS

            a) For each of the three months ended June 30, 2000 and 1999, $12,000 of financial consulting fees were paid to an affiliate of the Company's President. Such fees were $29,080 and $24,000 for the six months ended June 30, 2000 and 1999, respectively.

           b) During October 1996, pursuant to a promissory note, the Company loaned its President a total of $50,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of June 30, 2000, the unpaid portion, which is due on demand, amounted to $37,000, which has been classified as current. As of June 30, 2000, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

             c) On November 29, 1999, Play Co. loaned funds to Breaking Waves in return for an unsecured promissory note in the amount of $400,000. Such note was due in two installments. The first installment of $100,000 was due and repaid January 30, 2000 and the second installment of $300,000 was due and repaid April 30, 2000. Interest accrued at 9% per annum.

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

     The consolidated financial statements at June 30, 2000 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company" except where specific delineation is required), after elimination of all significant intercompany transactions and accounts.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

Three months ended June 30, 2000 as compared to the three months ended June 30, 1999

Breaking Waves

     For the three months ended June 30, 2000 and 1999, Breaking Waves generated net sales of $952,788 and $1,399,992, respectively with a cost of sales amounting to $720,311 and $1,245,350, respectively. The decrease in sales amounting to $447,203, or approximately 32%, from 1999 to 2000 was primarily attributable to the timing of orders between the first and second quarters. The gross profit for the three months ended June 30, 2000 amounted to $232,478, or 24%, as compared to the three months ended June 30, 1999 during which it amounted to $154,642, or 11%. The low gross profit for the three months ended March 31, 1999 is primarily a result of Breaking Waves's selling off it's discontinued Jet Ski line at cost or slightly below cost during 1999.

     Selling, general, and administrative expenses during the three months ended June 30, 2000 and 1999 amounted to $316,156 and $362,589, respectively, representing a decrease of 46,433 or 13%.

     The  major  components  of  the  Breaking  Waves  selling,   general,   and
administrative expenses are as follows for the three months ended June 30:

                                                                         2000                      1999
                                                                         ----                      -----
         Officers, office staff and
             designer salaries and related benefits        $             148,552        $         147,686
         Commission expense                                                7,072                   16,880
            Warehousing costs                                             29,349                   54,350
         Royalty fees                                                     39,915                   45,128
         Rent expense                                                     18,340                   22,226
         Factor commissions                                               14,659                   15,058
          Miscellaneous general corporate
              overhead expenses                                           58,269                   61,261

     The overall expense decrease of approximately $46,433 is directly associated with a) certain expenses which are directly associated or are a function of sales, ie. supplies, shipping, travel, UPC coding and b) general expenses associated with the discontinued line of Jet Ski during 1999.

     In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

     For the quarter ended June 30, 1999, Breaking Waves recognized $530,879 of equity loss (non-cash loss) in Play Co. in connection with the equity method of accounting.

     Breaking Waves generated a net loss of $167,481 and $781,690, for the three months ended June 30, 2000 and 1999 respectively. The net loss generated for the three months ended June 30, 1999 includes an equity loss pick up (non cash loss) of $530,879 from Play Co.

     During the six months ended June 30, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co's common stock thereby diluting Breaking Waves ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 3% as of June 30, 2000. Breaking Waves accounted for its investment in Play Co pursuant to the equity method through the point it maintained at least a 20% ownership interest. Once its investment fell below 20%, it used the cost method of accounting which was - 0 - as a result of writing the investment down as a result of the equity loss pick up in Play Co's operations. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $267,000 as of June 30, 2000 as compared to a fair market value of $698,500 as of March 31, 2000. Accordingly, Breaking Waves recorded an unrealized loss of $431,500 for the three months ended June 30, 2000 which has been recorded as a component of comprehensive income (loss) on the statements of operations.

     Interest expense in connection with its factoring agreement amounted to $75,923 and $52,863 for the three months ended June 30, 2000 and 1999, respectively.

Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations for 1998 and prior to May 12, 1999 were conducted by Shopnet under its former name.

For the three months ended June 30, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2000 and thereafter as a result of a new marketing strategy. Upon a review of the net realizable value of the movie costs, management has determined that a $100,000 writedown was necessary as of June 30, 2000. Accordingly, Hollywood generated a loss for the three months in the amount of $100,000.

Shopnet.com

     For the three months ended June 30, 2000 and 1999, Shopnet generated minimal revenue comprised of interest from its money market and sublet rental income from its corporate office.

     Shopnet's selling, general, and administrative expense amounted to $142,425 and $161,122 for the three months ended June 30, 2000 and 1999, respectively. This represents a decrease of $18,697, or approximately 12%.

     The major components of the Company's expenses are as follows for the three months ended June 30:

                                                                                           2000            1999
                                                                                           ----           -----
         Salaries  (officer and office staff) and stock compensation
         and related benefits                                                               $ 60,837    $ 59,317
         Rent                                                                                 18,769      16,148

         Legal and professional fees                                                          22,447      18,857

         Consulting fees                                                                       6,000       9,600

         Other general corporate and administrative expense                                   34,372      57,200

     Shopnet generated a net loss of $126,235 for the three months ended June 30, 2000 and a net loss of $143,429 for the three months ended June 30, 1999.

Six months ended June 30, 2000 as compared to the six months ended June 30, 1999

Breaking Waves

     For the six months ended June 30, 2000 and 1999, Breaking Waves generated net sales of $3,673,771 and $3,615,087, respectively with a cost of sales amounting to $2,491,788 and $2,575,351, respectively. The increase in sales amounted to $58,684, or approximately 2%, from 1999 to 2000. The gross profit for the six months ended June 30, 2000 amounted to $1,181,982, or 32%, as compared to the six months ended June 30, 1999 during which it amounted to $1,039,736, or 29%.

     Selling, general, and administrative expenses during the six months ended June 30, 2000 and 1999 amounted to $813,416 and $801,499, respectively, representing an increase of $11,917 or 1%.

     The  major  components  of  the  Breaking  Waves  selling,   general,   and
administrative expenses are as follows for the six months ended June 30:

                                                                        2000                       1999
                                                                     -------------            --------------
         Officers, office staff and
            designer salaries and related benefits                $       262,061       $         243,252
         Commission expense                                                64,484                  96,880
            Warehousing costs                                             151,221                 140,862
         Royalty fees                                                      99,113                  86,198
         Rent expense                                                      40,909                  44,111
         Factor commissions                                                39,994                  37,443
            Miscellaneous general corporate
               overhead expenses                                          155,634                 152,753

     In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the initial purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

     For the six months ended June 30, 1999, Breaking Waves recognized $872,572 of equity loss in Play Co. in connection with the equity method of accounting.

     Breaking Waves generated net income of $180,246 for the six months ended June 30, 2000, after a tax provision of $10,000. Breaking Waves generated a net loss of $765,528, for the six months ended June 30, 1999. The net loss generated for the six months ended June 30, 1999 includes an equity loss pick up (non cash loss) of $872,572 from Play Co.

     During the six months ended June 30, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co's common stock thereby diluting Breaking Waves ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 3% as of June 30, 2000. Breaking Waves accounted for its investment in Play Co pursuant to the equity method through the point it maintained at least a 20% ownership interest. Once its investment fell below 20%, it used the cost method of accounting which was - 0 - as a result of writing the investment down as a result of the equity loss pick up in Play Co's operations. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $267,000 as of June 30, 2000 as compared to a book value of $- 0 - as accounted for under the equity method through December 31, 1999. Accordingly, Breaking Waves recorded an unrealized gain of $266,700 for the three months ended June 30, 2000 which has been recorded as a component of comprehensive income (loss) on the statements of operations.

     Interest expense in connection with its factoring agreement amounted to $168,115 and $128,712 for the six months ended June 30, 2000 and 1999, respectively.

Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations for 1998 and prior to May 12, 1999 were conducted by Shopnet under its former name.

     For the six months ended June 30, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2000 and thereafter as a result of a new marketing strategy. Upon a review of the net realizable value of the movie costs, management has determined that a $100,000 write down was necessary as of June 30, 2000. Accordingly, Hollywood generated a loss for the six months in the amount of $100,000

Shopnet.com

     For the six months ended June 30, 2000 and 1999, Shopnet generated minimal revenue comprised of interest from its money market and sublet rental income from its corporate office.

     Shopnet's selling, general, and administrative expense amounted to $283,244 and $285,648 for the six months ended June 30, 2000 and 1999, respectively. This represents a decrease of $2,404, or approximately 1%.

     The major components of the Company's expenses are as follows for the six months ended June 30:

                                                                                            2000           1999
                                                                                            ----          -----
         Salaries  (officer and office staff) and stock compensation
           and related benefits                                                             $  105,037     $  106,661
         Rent                                                                                   38,171         34,812
         Legal and professional fees                                                            40,964         37,321
         Consulting fees                                                                        17,080         21,850

         Other general corporate and administrative expense                                     81,992         85,004

     Shopnet generated a net loss of $248,216 for the six months ended June 30, 2000 and a net loss of $253,060 for the six months ended June 30, 1999.

Liquidity and Capital Resources

     At June 30, 2000, the Company has a consolidated working capital amounting to $1,029,370. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 3% as of June 30, 2000 as evidenced by the 1,270,000 shares of common stock it currently owns. As of June 30, 2000, Breaking Waves has decreased its investment in Play Co. to $266,700 based on fair market value of its common stock holdings.

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

     For the three months ended June 30, 2000, the Company reported consolidated net loss of $408,454 after an income tax expense of $5,504 whereas for the three months ended June 30, 1999, the Company reported consolidated net loss of $955,356 after an equity loss pick up (non-cash loss) in Play Co. amounting to $530,879. In addition, for the three months ended June 30, 2000, the Company reported comprehensive net loss of $431,800, which represents an unrealized loss on the investment in Play Co's common stock.

     On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit is
$250,000. Total borrowings under the line as of June 30, 2000 is $213,894, including interest. The outstanding balance must be repaid in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral. Subsequent to June 30, 2000, the line was repaid in full.

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

     Additionally, Machiavelli Rises was also chosen as one of fifty films from over 1000 films reviewed by the Independent Feature Film Makers for a showing in mid September 2000 in New York at the Angelika Theatre.

     The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of June 30, 2000, the Company has only recorded its initial $212,500 investment in the joint venture since operations have not yet commenced.

Factoring Arrangements

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT (formerly Heller Financial, Inc.) pursuant to which CIT agreed to (i) purchase all of Breaking Waves' accounts receivables, (ii) provide advances against such accounts receivables, (iii) provide a revolving loan, and (iv) guarantee letters of credit in excess of $1,500,000 as well as provide certain other services. Shopnet is a guarantor of Breaking Waves' obligations to CIT. Shopnet maintains a letter of credit with a financial institution in support of and as a condition to its factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for such letter of credit. During 1999, Breaking Waves collateralized $200,000 of cash in order to remain in compliance with its factoring agreement. Breaking Waves may take advances of up to 85% of the purchase price of its eligible accounts receivable.

     The factoring agreement provides (i) factoring commissions of (a) 0.85% on the first $5 million in accounts sold and assigned to CIT during each year and
(b) 0.65% on all accounts in excess of $5 million sold and assigned to CIT during each year, but in no event less than $3 per invoice; and (ii) on accounts bearing terms greater than 90 days, an increase in commission by 0.25% for each 30 days or part thereof that the terms exceed 60 days. Interest expense related to this agreement totaled $75,923 and $52,863, respectively, for the three months ended June 30, 2000 and 1999. CIT has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of June 30, 2000, the net advances to Breaking Waves from the factor amounted to $1,037,942.

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

     Rent expense for the three months ended June 30, 2000 and 1999 amounted to approximately $37,100 and $29,400, respectively.

License Agreements

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach"). Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $39,915 and $37,500 during the three months ended June 30, 2000 and 1999, respectively.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999. The Company recorded royalties under this agreement totaling $7,628 during the three months ended June 30, 1999.

     During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States of America for children swimwear. The agreement calls for a royalty fee of 7% of net sales with a guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement.

     In connection with such licensing agreement, Breaking Waves entered into a consulting agreement with Larry Nash, Inc. ("Consultant") a New York Corporation, whereby Mr. Nash, the Consultant's sole stockholder shall provide sales and consulting services in connections with Breaking Waves' new Gottex line. Mr. Nash has provided similar services for the past twelve years with another company for which he represented the Gottex children swimwear line.

     This agreement is effective August 5, 2000 and shall continue to August 5, 2001 and from year to year thereafter unless cancelled by either party on thirty
(30) days prior written notice.

Internet Sales

     In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.breakingwaves.com. The website was designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The entire line of Breaking Waves swimwear, including products marketed under the "Breaking Waves," "All Waves," "Daffy Waterwear," and "Jet Ski" brands, was available for online purchase by retailers. The Breaking Waves website is hosted by Mindspring and incorporates e-commerce features from CyberCash Inc. and Mercantec, Inc.

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

Common Stock Dividend

     On May 8, 2000, the Company declared a 20% common stock dividend to all shareholders of record as of May 19, 2000. The dividend was paid on June 19, 2000.

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

Item 4.           Submission of Matters to a Vote of Security Holders:   None

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         27.1        Financial Data Schedule

(b) During the quarter ended June 30, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2000.




                                                               SHOPNET.COM, INC.


                                                         By: /s/ Harold Rashbaum
                                                                 Harold Rashbaum
                                           President and Chief Executive Officer