Form 10QSB
period 2000-09-30
SHOPNET COM INC
filed 2000-11-20
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
                 --------------------------- ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                                      13-3871821
------------------------------------                          --------------------------------------------
         (State or Other Jurisdiction of                      (IRS Employer Identification No.)
         Incorporation or Organization)

            14 East 60th Street, Suite 402, New York, New York 10022
                    (Address of Principal Executive Offices)

                                 (212) 688-9223
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value: 7,341,387 shares outstanding as of November 17, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999.                  3

                    Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for                 4
                    the Three Months Ended September 30, 2000 and 1999.

                    Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited) for                  5
                    the Nine Months Ended September 30, 2000 and 1999.

                    Consolidated Statement of Stockholders' Equity (unaudited) for the Nine Months Ended                  6
                    September 30, 2000.

                    Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September                 7
                    30, 2000 and 1999.

                    Notes to Consolidated Financial Statements.                                                        8-16

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             17-26

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS
                                                                                                                         27
Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            27

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      27

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  27

Item 5.             OTHER INFORMATION                                                                                    27

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     28

                    Signatures                                                                                           29


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               ASSETS


                                                                                       September 30,
                                                                                           2000                     December 31,
                                                                                       (unaudited)                       1999
 Current assets:
    Cash                                                                                 $     24,833                  $    24,479
    Cash - restricted                                                                       1,364,072                    1,351,760
    Accounts receivable, net                                                                    7,414                       31,104
    Prepaid expenses                                                                           78,624                       70,659
    Inventory                                                                                 287,436                    2,862,053
    Advances to officer                                                                        40,000                       40,000
    Investment in securities available for sale                                               337,312                            -
    Deferred tax asset                                                                         55,000                       55,000
                                                                                    -----------------            -----------------
         Total current assets                                                               2,194,691                    4,435,055
                                                                                    -----------------            -----------------

Furniture, computer equipment, and leasehold improvements, net                                 67,644                       67,817
Film production and distribution costs, net                                                 1,543,564                    1,693,564
Costs in excess of net assets of business acquired                                            780,475                      833,689
Investment in joint venture                                                                   217,500                      212,500
Organizational costs, net                                                                       6,250                       25,000
Deferred tax asset - non current                                                              139,360                      139,360
Other assets                                                                                   20,581                       20,635
                                                                                    -----------------            -----------------
         Total assets                                                               $       4,970,065            $       7,427,620
                                                                                    =================            =================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $          70,218            $         279,718
    Accrued expenses                                                                           50,949                      908,357
    Due to factors                                                                          1,220,509                    1,776,274
     Due to related party                                                                           -                      650,000
    Customer deposits - related party                                                          80,000                            -
    Capital lease obligations                                                                  16,729                       16,359
    Deferred tax liability                                                                      6,900                        6,900
                                                                                    -----------------            -----------------
         Total current liabilities                                                          1,445,305                    3,637,608
                                                                                    -----------------            -----------------

Capital lease payables, net of current portion                                                 16,629                       29,120
                                                                                    -----------------            -----------------

         Total liabilities                                                                  1,461,934                    3,666,728
                                                                                    -----------------            -----------------

Commitments and contingencies (Note 8)                                                              -                            -
                                                                                    -----------------            -----------------

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     7,472,411 and 7,352,411 shares issued and outstanding                                      7,472                        7,352
    Additional paid-in capital                                                              6,638,852                    6,344,074
    Accumulated deficit                                                                      (3,475,505)                (2,590,534)
    Accumulated other comprehensive income                                                    337,312                            -
                                                                                    -----------------            -----------------
         Total stockholders' equity                                                         3,508,131                    3,760,892
                                                                                    -----------------            -----------------

Total liabilities and stockholders' equity                                          $       4,970,065            $       7,427,620
                                                                                    =================            =================

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                            For the thre           For the three
                                                                                             months ended          months ended
                                                                                             September 3,          September 30,
                                                                                               2000                    1999

Net sales                                                                              $           253,243    $             72,604

Cost of sales                                                                                      298,135                  49,016
                                                                                       -------------------    --------------------

Gross (loss) profit                                                                                (44,892)                 23,588
                                                                                       --------------------   --------------------

Expenses:
    Selling, general, and administrative expenses                                                  554,043                 500,274
     Write off of film costs                                                                        50,000                       -
    Amortization of costs in excess of net assets of business acquired                              17,738                  17,738
                                                                                       -------------------    --------------------

Total expenses                                                                                     621,781                 518,012
                                                                                       -------------------    --------------------

Loss before other income (expense)
 and provision for income taxes                                                                   (666,673)               (494,424)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in loss of affiliate                                                                          -                (121,733)
    Other income                                                                                     5,550                   3,700
    Interest and finance expense                                                                   (42,588)                (38,733)
    Interest income                                                                                 27,596                  13,806
                                                                                       -------------------    --------------------
         Total other income (expense)                                                               (9,442)               (142,960)
                                                                                       --------------------   ---------------------

Loss before provision for
 income taxes                                                                                     (676,115)               (637,384)
Provision for income taxes                                                                           5,410                       -
                                                                                       -------------------    --------------------

Net loss                                                                                          (681,525)               (637,384)

Other items of comprehensive income (loss)                                                          70,612                       -
                                                                                       -------------------    --------------------

Comprehensive net loss                                                                 $          (610,913)   $           (637,384)
                                                                                       --------------------   ---------------------

Basic:
    Net loss                                                                           $              (.09)   $               (.12)
                                                                                       ====================   ======================

Weighted average number of
 common shares outstanding                                                                       7,472,411                5,372,971
                                                                                       ===================    =====================

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                             For the nine         For the nine
                                                                                             months ended         months ended
                                                                                         September 30, 2000     September 30, 1999

Net sales                                                                              $         3,927,013    $           3,687,691

Cost of sales                                                                                    2,789,923                2,624,367
                                                                                       -------------------    ---------------------
Gross profit                                                                                     1,137,090                1,063,324
                                                                                       -------------------    ---------------------

Expenses:
  Selling, general, and administrative expenses                                                  1,650,703                1,587,368
  Write off of film costs                                                                          150,000                       -
  Amortization of costs in excess of net assets of business acquired                                53,214                   53,214
                                                                                       -------------------    ---------------------

Total expenses                                                                                   1,853,917                1,640,582
                                                                                       -------------------    ---------------------

Loss before other income (expense)
 and provision for income taxes                                                                   (716,827)                (577,258)
                                                                                       --------------------   ----------------------

Other income (expenses):
  Equity in loss of affiliate                                                                            -                 (994,305)
  Other income                                                                                      16,650                    8,200
  Interest and finance expense                                                                    (231,915)                (170,139)
  Interest income                                                                                   63,501                   42,054
                                                                                       -------------------    ---------------------
 Total other income (expense)                                                                     (151,764)              (1,114,190)
                                                                                       -------------------    ---------------------

Loss before provision for
   income taxes                                                                                   (868,591)              (1,691,448)

Provision for income taxes                                                                          16,380                       -
                                                                                       -------------------    ---------------------

Net loss                                                                                          (884,971)              (1,691,448)

Other items of comprehensive income                                                                337,312                        -
                                                                                       -------------------    ---------------------

Comprehensive net loss                                                                 $          (547,659)   $          (1,691,448)
                                                                                       --------------------   ----------------------

Basic:
    Net (loss)                                                                         $              (.12)   $                (.31)
                                                                                       ====================   ======================


Weighted average number of
 common shares outstanding shares                                                                7,459,078                5,372,971
                                                                                       ===================    =====================

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                               Accumulated
                                                                  Additional                      Other           Total
                                               Common Stock         Paid-in      Accumulated    Comprehensive   Stockholders'
                                         Shares          Amount     Capital       Deficit         Income          Equity
                                      -----------   -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1999 ....     6,127,009   $     6,127   $ 6,345,299    $(2,590,534)   $      --      $ 3,760,892

Sale of common stock, net of costs       100,000           100       294,798           --             --          294,898

Issuance of common stock in
  connection with January 7, 2000
  stock dividend  (Note 9(b) (i))        557,000           557          (557)          --             --             --

Issuance of common stock in
  connection with May 8, 2000
  stock dividend  (Note 9(b) (ii))       688,402           688          (688)          --             --             --

Unrealized mark to market
  gain on securities .............          --            --            --             --          337,312        337,312

Net loss for the nine months
 ended September 30, 2000 ........          --            --            --         (884,971)          --         (884,971)
                                      -----------   -----------    -----------    -----------    -----------    -----------

                                       7,472,411   $     7,472    $ 6,638,852    $(3,475,505)   $   337,312    $ 3,508,131
                                      ===========   ===========    ===========    ===========    ===========    ===========



     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the nine               For the nine
                                                                                    months ended               months ended
                                                                                 September 30, 2000         September 30, 1999
Cash flows from operating activities:
   Net loss                                                                     $          (884,971)    $           (1,691,448)
   Adjustments to reconcile net (loss) to net
   cash provided by (used for) operating activities:
      Write off of film costs                                                               150,000                          -
      Issuance of stock options to officers                                                       -                     12,250
      Equity in loss of affiliate                                                                 -                    994,305
   Amortization and depreciation                                                             86,028                     81,714
    Decrease (increase) in:
    Accounts receivable                                                                      23,690                     41,628

     Prepaid expenses                                                                        (7,965)                   (86,716)
     Inventory                                                                            2,574,617                  1,203,931

     Other assets                                                                                54                        500
Increase (decrease) in:
    Accounts payable                                                                       (209,500)                  (107,909)
    Accrued expenses                                                                       (857,408)                         -
    Due to factor                                                                          (555,765)                  (554,221)
    Customer deposits                                                                        80,000                          -
                                                                                -------------------     -----------------------

Net cash provided by (used for) operating activities                                        398,780                   (105,966)
                                                                                -------------------     -----------------------


Cash flows from investing activities:
   Acquisition of furniture, computer equipment, and
   leasehold improvements                                                                   (13,891)                    (6,399)
Loan repayments to affiliate                                                               (650,000)                         -
Investment acquisition costs                                                                      -                    (17,035)
   Investment in joint venture                                                               (5,000)                   (12,500)
   Proceeds from affiliate                                                                        -                    200,000
                                                                                -------------------     ----------------------

Net cash (used for) provided by investing activities                                       (668,891)                   164,066
                                                                                --------------------    ----------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                       294,898                          -
   Proceeds from line of credit                                                             212,907                          -
   Repayments of line of credit                                                            (212,907)                         -
   Principal payments on capital leases                                                     (12,121)                    (7,288)
                                                                                --------------------    -----------------------

Net cash provided by (used for) financing activities                                        282,777                     (7,288)
                                                                                -------------------     -----------------------

Net increase in cash                                                                         12,666                     50,812
Cash, beginning of period                                                                 1,376,239                  1,309,526
                                                                                -------------------     ----------------------
Cash, end of period                                                             $         1,388,905     $            1,410,338
                                                                                ===================     ======================

Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                                               $           208,638     $              142,658
                                                                                ===================     ======================
          Income taxes                                                          $            16,879     $                6,506
                                                                                ===================     ======================

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

NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

             The unaudited consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of our operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB filed on April 10, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - ACQUISITION OF BREAKING WAVES, INC.

              Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $17,738 for each of the three months ended September 30, 2000 and 1999, respectively.

NOTE 4 - INVESTMENTS IN JOINT VENTURE AND AFFILIATE

  a)           Investment in Joint Venture

               Pursuant to a co-production agreement dated April 17, 1998, the Company invested through September 30, 2000, $217,500 for a 50% interest in Battle Studies Productions, LLC ("Battle Studies") a limited liability company. North Folk Films, Inc. ("NFF"), an unrelated party, also invested $217,500 for the remaining 50% interest in Battle Studies. Battle Studies is treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

               The Company accounts for the investment in Battle Studies on the equity method. As of September 30, 2000, the joint venture had no operations.

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

               For the year ended December 31, 1999, Breaking Waves accounted for its investment in Play Co under the equity method. For the three and nine months ended September 30, 1999, Breaking Waves recorded $121,733 and $994,305, respectively, of equity loss for its proportionate share of Play Co.'s losses for those periods.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - INVESTMENTS IN JOINT VENTURE AND AFFILIATE (cont'd)

b)             Investment in Affiliate (cont'd)

               As of December 31, 1999 Breaking Waves' investment in Play Co. was reduced to $-0- since its share of Play Co.'s loss for 1999 exceeded its cost basis. In addition, during the year ended
               December 31, 1999, as a result of Play Co.'s issuance of additional common stock, and Breaking Waves' sale of 130,000 shares of Play Co.'s common stock, Breaking Waves' ownership percentage of Play Co.'s common stock was reduced to 22.88%.

               During the nine months ended September 30, 2000, Play Co. converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' ownership percentage to approximately 1.5%. Accordingly, the investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are considered available for sale and therefore the carrying value is based on the fair market value at the end of the quarter which amounted to $337,312. The change in unrealized gain or loss has been recorded as a component of comprehensive income. The Company has pledged such shares as additional collateral in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") (See Note 5(b)).

NOTE 5 - DUE TO FACTOR

a)              CIT Group

                On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year. Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - DUE TO FACTOR (cont'd)

a)              CIT Group (cont'd)

                Interest expense related to this agreement totaled $33,686 and $38,733 for the three months ended September 30, 2000 and 1999, respectively. CIT had a continuing interest in Breaking Wave's inventory as collateral for the advances. As of September 30, 2000, there was a balance due CIT for the net advances to Breaking Waves which amounted to $24,921. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into with Century.

b)              Century Business Credit Corporation

                On September 12, 2000, Breaking Waves entered into a Factoring Agreement with Century to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for the Company. Additionally, Breaking Waves was required to deposit as additional collateral $200,000 of cash and pledge its investment in Play Co., which is represented by 1,270,000 shares of Play Co's common stock as collateral. Interest expense related to this agreement totaled $6,870 for the three months ended September 30, 2000. Century has continuing secured interest in Breaking Wave's inventory as collateral for the advances. As of September 30, 2000, the net advances to Breaking Waves from Century amounted to $1,195,588.

NOTE 6 - LINE OF CREDIT

                On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit was $250,000. The outstanding balance was payable in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral with the bank. The line of credit was repaid in full and closed as of July 12, 2000.

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

            ii)On September 13, 1998, the Company acquired  proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

              At December 31, 1999, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                           Year Ended
                           December 31,

                           2000                                                 $        19,335
                           2001                                                          19,335
                           2002                                                          13,486
                                                                                 --------------
                           Total minimal lease payments                         $        52,156
                                                                                 --------------

                                    Less: Amounting representing interest       $         6,677
                                                                                 --------------

                                    Present value of net minimum
                                      lease payments                            $        45,479
                                                                                 ==============

              At September 30, 2000 equipment and software under capital leases is carried at a book value of approximately $35,500 and the present value of net minimum lease payments was $33,358.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

a)              Lease commitments

                The Company and its subsidiary have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately
                $70,000, before annual escalations. Breaking Waves leased administrative offices through January 1998 pursuant to a lease requiring annual payments of approximately $64,000. Breaking Waves cancelled such lease and simultaneously entered into a new lease for additional space with the same landlord requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments totaling approximately $11,000. The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect as of December 31, 1999 are as follows:

                             For the
                             year ended
                             December 31,

                             2000                                                    $      134,000
                             2001                                                           135,452
                             2002                                                            71,600
                             2003                                                            71,600
                             2004                                                            71,600
                             Thereafter                                                           -
                                                                                     --------------
                                                                                     $      484,252
                                                                                     ==============

                Rent expense for the three months ended September 30, 2000 and 1999 amounted to approximately $41,300 and $40,800, respectively, and approximately $120,800 and $122,400 for the nine months ended September 30, 2000 and 1999, respectively.

b)              Significant vendors and customers

                Breaking Waves purchased 100% of its inventory from one vendor in Indonesia although other sources and vendors are available. For the three months ended September 30, 2000 Breaking Waves had two customers, which comprised 80% and 20% of net sales, respectively. For the three months ended September 30, 1999, Breaking Waves had one customer which compromised 87% of net sales.

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

d)              License agreements

                i) On October 16, 1995,  Breaking  Waves  entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. The Company recorded selling expenses for royalties and advertising under this agreement totaling $63,897 and $43,750 during the three months ended September 30, 2000 and 1999, respectively, and $163,010 and $118,750 during the nine months ended September 30, 2000 and 1999.

                ii)On October 17, 1997,  Breaking  Waves  entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired on May 31, 1999 and was not renewed. The Company recorded royalties under this agreement totaling $10,415 through May 31, 1999.

               iii)During  June  2000,  Breaking  Waves  entered  into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models
                   (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont'd)

d)              License agreements (cont'd)

                In connection with such licensing agreement, Breaking Waves entered into a consulting agreement with Larry Nash, Inc. ("Consultant") a New York Corporation, whereby the Consultant
                shall  provide  sales and   consulting   services in connection
                with, and be in charge of sales of Breaking Waves' new Gottex line. This agreement is effective August 5, 2000 and shall continue annually unless cancelled by either party on thirty
                (30) days prior written notice.

e)              Co-production and property purchase agreements

                Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to finance the costs of production and distribution of such motion picture with the co-producer agreeing to finance $100,000 of the costs of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. The motion picture was completed during the latter part of 1996 and, accordingly, the Company commenced the marketing and distribution process. As of September 30, 2000, the Company invested $1,971,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three and nine months ended September 30, 2000 and 1999, no revenue was generated from the motion picture.

                For the three and nine months ended September 30, 2000, the Company has written down its film production and distribution costs by $50,000 and $150,000, respectively, in order to reduce the balance to its estimated net realizable value.

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

f)              Employment agreements (cont'd)

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

                As of September 30, 2000, the employees are still employed however the Company has not renegotiated the employment agreements with the two key employees of Breaking Waves and accordingly, all prior arrangements are in effect.

NOTE 9 - STOCKHOLDERS' EQUITY

a)            Sale of common stock


              On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 (before certain transaction costs) pursuant to a transaction with an unrelated party.

b)            Stock Dividends

               i)On January 7, 2000,  the Company  declared a 10% stock dividend to all shareholders of record as of January 20, 2000 amounting to 557,000 shares of common stock. Such stock dividend was issued on February 1, 2000.

              ii)On May 8, 2000,  the  Company  declared a 20% stock  divided to all shareholders of record as of May 19, 2000 amounting to 688,402 shares of common stock. Such stock dividend was distributed on June 19, 2000.

NOTE 10 - RELATED PARTIES TRANSACTIONS

a) The Company paid to an affiliate of the Company's President $10,000 and $12,000 of financial consulting fees during the three months ended September 30, 2000 and 1999, and $36,000 and $36,000 for the nine months ended September 30, 2000 and 1999, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - RELATED PARTIES TRANSACTIONS (cont'd)

b) During October 1996, pursuant to a promissory note, the Company loaned its President a total of $50,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of September 30, 2000, the unpaid portion, which is due on demand, amounted to $37,000, which has been classified as current. As of September 30, 2000, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

c) On November 29, 1999, Play Co. loaned funds to Breaking Waves in return for an unsecured promissory note in the amount of $400,000. Such note was due in two installments. The first installment of $100,000 was due and repaid January 30, 2000 and the second installment of $300,000 was due and repaid April 30, 2000. Interest accrued at 9% per annum.

d) During August 2000, Breaking Waves received an $80,000 advance from Play Co against future orders of merchandise. Accordingly, as of September 30, 2000, such advance has been classified as a liability since no orders were yet received.


NOTE 11 - SUBSEQUENT EVENT

              On or about October 12, 2000, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle Studies motion picture ("Machiavelli Rises") to foreign countries. Battle Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets.

              The term of the agreement is for twenty - four months for all portions of territory outside of the United States and English speaking Canada.

              Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenues derived from foreign countries less $20,000 for marketing and advertising expenses.

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

     The consolidated financial statements at September 30, 2000 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company" except where specific delineation is required), after elimination of all significant intercompany transactions and accounts.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999

Breaking Waves

     For the three months ended September 30, 2000 and 1999, Breaking Waves generated net sales of $253,232 and $72,604, respectively with a cost of sales amounting to $298,135 and $49,016, respectively. The increase in sales amounting to $180,628, or approximately 249%, from 1999 to 2000 was primarily attributable to timing of orders between the second and third quarters. The gross loss for the three months ended September 30, 2000 amounted to $44,903, or 18%, as compared to a gross profit for the three months ended September 30, 1999, which amounted to $23,588, or 32%. The gross loss for the three months ended September 30, 2000 was primarily attributable to Breaking Waves clearing out its left over inventory at below cost towards the end of the third quarter in order to make room for new merchandise, and certain unanticipated charge backs from previous quarter sales.

     Selling, general, and administrative expenses during the three months ended September 30, 2000 and 1999 amounted to $415,393 and $344,011, respectively, representing an increase of $71,382 or 21%.

     The  major  components  of  the  Breaking  Waves  selling,   general,   and
administrative expenses are as follows for the three months ended September 30:

                                                2000       1999
                                                ----       ----
Officers, office staff and
    designer salaries and related benefits   $128,904   $125,004
Warehousing costs ........................        598      5,536
Royalty fees .............................     63,897     43,752
Rent expense .............................     22,784     22,105
Factor commissions .......................      2,006      4,000
 Miscellaneous general corporate
     overhead expenses ...................    197,204    143,614

     The overall increase in miscellaneous general corporate and overhead expenses of approximately $53,590 is primarily associated with a consulting fee agreement for the Company's new line, legal and professional fees associated with the change in factors, and advertising costs.

     In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

     For the quarter ended September 30, 1999, Breaking Waves recognized $121,733 of equity loss (non-cash loss) in Play Co. in connection with the equity method of accounting.

     During the nine months ended September 30, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co's common stock thereby diluting Breaking Waves ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 1.5% as of September 30, 2000. Breaking Waves accounted for its investment in Play Co pursuant to the equity method through the point it maintained at least a 20% ownership interest. Once its investment fell below 20%, Breaking Waves used the cost method of accounting. At the time that Breaking Waves shifted from the equity to the cost method of accounting its basis in Play Co. was $-0- since its share of Play Co's loss for 1999 exceeded its cost basis. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $337,000 as of September 30, 2000 as compared to a fair market value of $267,000 as of June 30, 2000. Accordingly, Breaking Waves recorded an unrealized gain of approximately $70,000 for the three months ended September 30, 2000, which has been recorded as a component of comprehensive income (loss) on the statements of operations.

     Interest expense in connection with its factoring agreement amounted to $40,556 and $38,733 for the three months ended September 30, 2000 and 1999, respectively.

     Breaking Waves generated a net loss of $503,510 and $481,901, for the three months ended September 30, 2000 and 1999 respectively. The net loss generated for the three months ended September 30, 1999 includes an equity loss pick up (non cash loss) of $121,733 from Play Co

Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

     For the three months ended September 30, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2000 and thereafter as a result of a new marketing strategy. Upon a review of the net realizable value of the movie costs, management has determined that an additional $50,000 writedown was necessary as of September 30, 2000. Hollywood generated a net loss for the three months in the amount of $50,200.

Shopnet.com

     Shopnet's selling, general, and administrative expense amounted to $138,650
and  $156,263  for  the  three  months  ended   September  30,  2000  and  1999,
respectively. This represents a decrease of $17,613, or approximately 11%.


     The major components of the Company's expenses are as follows for the three months ended September 30:

                                                                           2000      1999
                                                                           ----      ----
Salaries  (officer and office staff) and stock compensation
and related benefits ..................................................   $50,792   $50,746
Rent ..................................................................    18,945    18,656

Legal and professional fees ...........................................    31,146    13,092

Consulting fees .......................................................     4,000     5,785

Other general corporate and administrative expense ....................    33,767    67,984

     Shopnet  generated  a net  loss of  $110,076  for the  three  months  ended
September 30, 2000 and a net loss of $105,232 for the three months ended September 30, 1999.

Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999

Breaking Waves

     For the nine months ended September 30, 2000 and 1999, Breaking Waves generated net sales of $3,927,003 and $3,687,691, respectively with a cost of sales amounting to $2,789,923 and $2,624,367, respectively. The increase in sales amounted to $239,312, or approximately 6%, from 1999 to 2000. The gross profit for the nine months ended September 30, 2000 amounted to $1,137,080, or 29%, as compared to the nine months ended September 30, 1999 during which it amounted to $1,063,324, or 29%.

     Selling, general, and administrative expenses during the nine months ended September 30, 2000 and 1999 amounted to $1,228,809 and $1,145,510, respectively, representing an increase of $83,299 or 7%.

     The  major  components  of  the  Breaking  Waves  selling,   general,   and
administrative expenses are as follows for the nine months ended September 30:

                                              2000       1999
                                         ------------- ----------
Officers, office staff and
   designer salaries and related benefits   $381,965   $368,256
Commission expense ......................     54,207     89,437
   Warehousing costs ....................    151,819    146,398
Royalty fees ............................    163,010    129,950
Rent expense ............................     63,693     66,216
Factor commissions ......................     42,000     41,443
   Miscellaneous general corporate
      overhead expenses .................    372,115    303,810


     The overall increase in miscellaneous general corporate and overhead expenses of approximately $68,305 is primarily associated with a consulting fee agreement for the Company's new line, legal and professional fees associated with the change in factors, and additional advertising costs.

     In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the initial purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

     For the nine months ended September 30, 1999, Breaking Waves recognized $994,305 of equity loss (a non-cash loss) in Play Co. in connection with the equity method of accounting.

     During the nine months ended September 30, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co's common stock thereby diluting Breaking Waves ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 1.5% as of September 30, 2000. Breaking Waves accounted for its investment in Play Co pursuant to the equity method through the point it maintained at least a 20% ownership interest. Once its investment fell below 20%, it used the cost method of accounting. At the time that Breaking Waves shifted from the equity to the cost method of accounting its basis in Play Co. was $-0- since its share of Play Co's loss for 1999 exceeded its cost basis. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $337,000 as of September 30, 2000 as compared to a book value of $- 0 - as accounted for under the equity method through December 31, 1999. Accordingly, Breaking Waves recorded an unrealized gain of $337,312 for the nine months ended September 30, 2000, which has been recorded as a component of comprehensive income (loss) on the statements of operations.

     Interest expense in connection with its factoring agreement amounted to $208,671 and $170,139 for the nine months ended September 30, 2000 and 1999, respectively.

     Breaking Waves generated a net loss of $323,264 for the nine months ended September 30, 2000, after a tax provision of $15,000. Breaking Waves generated a net loss of $1,247,430, for the nine months ended September 30, 1999. The net loss generated for the nine months ended September 30, 1999 includes an equity loss pick up (non cash loss) of $994,305 from Play Co.

Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations and prior to May 12, 1999 were conducted by Shopnet under its former name.

     For the nine months ended September 30, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2000 and thereafter as a result of a new marketing strategy. Upon a review of the net realizable value of the movie costs, management has determined that a $150,000 write down was necessary as of September 30, 2000. Hollywood generated a net loss for the nine months in the amount of $150,200.

Shopnet.com

     Shopnet's selling, general, and administrative expense amounted to $421,693
and  $441,858  for  the  nine  months  ended   September   30,  2000  and  1999,
respectively. This represents a decrease of $20,165, or approximately 5%.

     The major components of the Company's expenses are as follows for the nine months ended September 30:

                                                                 2000      1999
                                                                 ----      ----

Salaries  (officer and office staff) and stock compensation
  and related benefits ....................................   $155,829   $157,407
Rent ......................................................     57,116     55,977
Legal and professional fees ...............................     72,110     30,904
Consulting fees ...........................................     21,080     27,635

Other general corporate and administrative expense ........    115,558    169,935

     Shopnet  generated  a net  loss of  $358,292  for  the  nine  months  ended
September 30, 2000 and a net loss of $390,803 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     At September 30, 2000, the Company has a consolidated working capital amounting to $749,386. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 1.5% as of September 30, 2000 as evidenced by the 1,270,000 shares of common stock it currently owns. As of September 30, 2000, Breaking Waves has increased its investment in Play Co. to $337,312 based on the fair market value of its common stock holdings.

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of $1,153,674. Shopnet maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $1,077,00. Shopnet believes that such risk is minimal. Shopnet maintains a letter of credit with a financial institution as a condition of Breaking Wave's factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for the letter of credit. In addition, Breaking Waves is required to maintain a $200,000 cash collateral deposit with its factoring agent. Accordingly, both cash amounts are designated as restricted.

     For the three months ended September 30, 2000, the Company reported consolidated net loss of $681,525 after an income tax expense of $5,410 whereas for the three months ended September 30, 1999, the Company reported consolidated net loss of $637,384 after an equity loss pick up (non-cash loss) in Play Co. amounting to $121,733. In addition, for the three months ended September 30, 2000, the Company reported comprehensive net income of $70,612, which represents an unrealized gain on the investment in Play Co's common stock.

     On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit was $250,000. The outstanding balance was repaid in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral. The line of credit was repaid in full and closed as of July 2000.

Investment in Joint Venture

     Pursuant to a co-production agreement dated April 17, 1998, the Company invested $217,500 for a 50% interest in a newly formed entity, Battle Studies Productions, LLC ("Battle Studies"), a limited liability company. North Folk Films, Inc., an unrelated party, also invested $217,500 for the remaining 50% interest in Battle Studies. Battle Studies is treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. Total production costs to date have aggregated approximately $435,000 of which the Company has funded 50%. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to the Company.

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

     The Company accounts for the investment in Battle Studies on the equity method. Accordingly, as of September 30, 2000, the Company has only recorded its initial $217,500 investment in the joint venture since operations have not yet commenced.

     On or about October 12, 2000, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle Studies motion picture ("Machiavelli Rises") to foreign countries. Battle Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets.

     The term of the agreement is for twenty - four months for all portions of territory outside of the United States and English speaking Canada.

     Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenue derived from foreign counties less $20,000 for marketing and advertising expenses.

Factoring Arrangements

CIT Group

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and
 .65% of receivables sold in excess of $5,000,000 for each year. Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. Interest expense related to this agreement totaled $33,686 and $38,733 for the three months ended September 30, 2000 and 1999, respectively. CIT had a continuing interest in Breaking Wave's inventory as collateral for the advances. As of September 30, 2000, the net advances to Breaking Waves from CIT amounted to $24,921. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into with Century Business Credit Corporation ("Century").

Century Business Credit Corporation

     On September 12, 2000, Breaking Waves entered into a Factoring Agreement with Century to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales orders to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. Additionally, Breaking Waves was required to deposit as additional collateral $200,000 of cash and pledge its investment in Play Co., which is represented by 1,270,000 shares of Play Co's common stock as collateral. Interest expense related to this agreement totaled $6,870 for the three months ended September 30, 2000. Century has a continuing secured interest in Breaking Wave's inventory as collateral for the advances. As of September 30, 2000, the net advances to Breaking Waves from Century amounted to $1,195,589.

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

     Rent expense for the three months ended September 30, 2000 and 1999 amounted to approximately $41,730 and $52,243, respectively.

License Agreements

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach"). Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. For its right to use the trademark, Breaking Waves agreed to pay Beach, subject to certain variables, the greater of 5% of net sales or as follows: (i) during the first six months, an aggregate of $75,000, (ii) during the next twelve months, an aggregate of $85,000, (iii) during the final twelve months, an aggregate of $100,000, and (iv) during each of the final three years of the agreement, an aggregate of $150,000, $175,000, and $200,000, respectively. The Company recorded royalties and advertising under this agreement totaling $63,897 and $43,750 during the three months ended September 30, 2000 and 1999, respectively.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999 and was not renewed. The Company recorded no royalties under this agreement during the three months ended September 30, 1999.

     During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement.

     In connection with such licensing agreement, Breaking Waves entered into a consulting agreement with Larry Nash, Inc. ("Consultant") a New York Corporation, whereby Mr. Nash, the Consultant's sole stockholder shall provide sales and consulting services in connection with Breaking Waves' new Gottex line. Mr. Nash has provided similar services for the past twelve years with another company for which he represented the Gottex children's swimwear line.

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

Loans and Advances from Play Co.

     In November 1999, Breaking Waves borrowed $400,000 from Play Co. pursuant to a promissory note bearing interest at 9% per annum. Breaking Waves repaid the amount in full as of April 30, 2000 pursuant to the terms.

     During August 2000, Breaking Waves received an $80,000 advance from Play Co against future orders of merchandise. Accordingly, as of September 30, 2000, such advance has been classified as a liability since no orders were yet received.

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

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         27.1        Financial Data Schedule


(b) During the quarter ended September 30, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November, 2000.




                                          SHOPNET.COM, INC.

                                   By: /s/ Harold Rashbaum
                                           Harold Rashbaum
                                           President and Chief Executive Officer