Form 10KSB
period 2000-12-31
SHOPNET COM INC
filed 2001-04-17
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                     13-3871821
        (State or Other Jurisdiction                         (I.R.S. Employer
        of Incorporation or Organization)                   Identification No.)

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

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)


     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant's revenues for its fiscal year ended December 31, 2000 were $5,713,133.

     The aggregate market value of the voting stock on March 31, 2001 (consisting of Common Stock, par value $0.001 per share) held by non-affiliates was approximately $4,626,843, based upon the closing price for such Common Stock on said date ($1.00), as reported by a market maker. On such date, there were 7,472,224 of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to instability of revenues, future losses and unpredictable operating results. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock give effect to the 1 for 3 reverse stock split effected in February 1998, 100% Common Stock dividend effected in February 1999, 10% Common Stock dividend effected in February 2000 and the 20% Common Stock dividend effected in June 2000.

History

     ShopNet.com, Inc. (the "Company" or "Shopnet") was formed in December 1995 in the State of Delaware, as Hollywood Productions, Inc. ("HPI"). Its purpose was to acquire screenplays and produce motion pictures. The Company changed its name from "Hollywood Productions, Inc." to "Shopnet.Com, Inc." in May 1999.

     In September 1996, the Company acquired Breaking Waves, Inc. ("Breaking Waves"), a New York corporation which remains a wholly owned subsidiary of the Company. This acquisition was contingent upon and was consummated simultaneously with the Company's initial public offering ("IPO") and marked the Company's entrance into the business of designing, manufacturing, and distributing (throughout the United States) young girls' swimwear and coordinating beach cover-ups and accessories.

     In May 1999, Shopnet incorporated a new subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which Shopnet assigned its motion picture business. As a result, Shopnet is now a holding company, owning 100% of Hollywood and Breaking Waves. Except where otherwise indicated, Shopnet and its subsidiaries are collectively referred to herein as the "Company."

Motion Picture Business

General

     The Company, in general, has sought to acquire screenplays and produce motion pictures budgeted from $1 million to $3 million. It also may invest in the production of motion pictures, though it may not receive absolute ownership of either the screenplay, the motion picture, or certain ancillary rights (i.e., stage performances or novel adaptations).

Production

     Since its inception, the Company has actively solicited and reviewed screenplays with a view toward acquiring the rights to those which it anticipates either producing or co-producing. Typically, once a screenplay is acquired (i) a budget is prepared, (ii) revisions to the screenplay are made,
(iii) the talent, production crews, and all ancillary items required for the filming of the motion picture are hired and/or otherwise obtained, and (iv) a film schedule is established. Once filming is complete, the film is edited, sound and special effects are added, and a final print is produced. The Company then arranges private showings of the film and attempts to secure foreign and domestic distributors.

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

Distribution, Billing and Revenues

     Distribution of a film may be undertaken either by a motion picture studio, an independent distributor, or by the Company itself through an agent. The distributor or agent, in the event the Company self-distributes its films, enters agreements with the theaters to provide same with films to show the public. Most theaters have multiple screens and can show numerous movies at the same time. There is a continuous demand for new films. In negotiating with a distributor to sign onto a project, the Company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. For most high budget, top-name talent pictures, the film is widely released to between 1,500 and 2,500 theaters nationwide. For films that the Company anticipates producing, the release may be done in platforming stages where the film may be released initially to theaters in one or two major markets where it will be advertised and marketed. A screening is then held, and critics are invited to review the film. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additional markets and theaters.

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

     The Company estimates that between 12 and 18 months will elapse between the commencement of expenditures by the Company in the acquisition of a screenplay, the production of a motion picture, and its release. The Company does not expect to receive revenues from the exploitation of a film until approximately 24 to 36 weeks after its release. Billing in the industry typically occurs quarterly: theaters pay distributors on a quarterly basis, and the Company is paid the following quarter. In the event a distributor desires to distribute one of the Company's films, however, such distributor may either (i) offer an initial payment to the Company against, or in addition to, future royalties or (ii) purchase the film outright.

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

     In April 1996, the Company formed D.L. Productions, Inc. ("D.L. Productions"), a New York corporation, as a wholly owned subsidiary, for the purpose of holding title to and producing the Dirty Laundry film and receiving revenues from the distribution thereof. The Purchase Agreement conveyed all rights to the screenplay and the film itself to the Company. In return, Rogue directed Dirty Laundry and has the right to 25% of its profits as described in the Production Agreement. Rogue also retained the right to produce a live comedy or musical upon the earlier of five years after Dirty Laundry's release or the Company's approval. In addition, Michael Normand, a principal of Rogue, retained the right to adapt the screenplay of Dirty Laundry into a novel on the Company's approval of the compensation it is to receive therefrom. The Production Agreement provided for the principals of Rogue to direct and retain creative control of the production of the film while the Company retains final approval.

     In November 1997, with production of the movie complete, the Company effected the dissolution of D.L. Productions. Its assets were transferred to the Company, and the Company took over the marketing of Dirty Laundry.

     In June 1998, the Company entered into an agreement with Artistic License Films, Inc. ("ALF") whereupon ALF agreed to use its best efforts to distribute (i.e., release) the film in at least three New York theaters and two Los Angeles theaters. In exchange for its efforts, ALF received a $20,000 retainer fee which constitutes an advance against ALF's distributor's fee of 25% of the gross receipts from the theatrical distribution of the film. To date, the film has not generated any significant revenues for the Company.

     The film was released to five New York and three Los Angeles theaters. It had a limited run during the fall of 1998 and received marginal reviews. Currently, the Company is reviewing plans to distribute the film through numerous distribution channels, including video, syndicated, network and cable television and pay-per-view.

     Dirty Laundry is a romantic comedy shot in the New York tri-state area. It stars Jay Thomas as Joey (a dry cleaner going through a mid-life crisis), and Tess Harper as Beth (a sex advice columnist for a woman's magazine and Joey's wife of 15 years). Joey's dry cleaning business is doing poorly, and he is convinced that he is aging prematurely. Given their increasing lack of intimacy, Beth encourages Joey to seek counseling, which he does unbeknownst to Beth, who has become attracted to her chiropractor. Throughout the film, a variety of bizarre mishaps occur which result in the couple's rekindling of their lost romance. Mr. Thomas has co-starred in the motion picture "Mr. Holland's Opus" and is known for his television work in "Love & War," "Cheers," "Murphy Brown," and "Mork & Mindy," and, most recently, is hosting WTJM "Jammin" 105.1 FM, a New York radio station which hopes to air nationwide. Ms. Harper earned a Golden Globe nomination for her performance in the film "Tender Mercies" and an Oscar nomination for her role in the film "Crimes of the Heart."

Production of "Machiavelli Rises"

     In April 1998, the Company entered into a co-production agreement with North Folk Films, Inc. ("North Folk") for the production of a film entitled "Machiavelli Rises." The Company and North Folk formed a limited liability company, Battle Studies Productions, LLC ("Battle Studies"), to finance, produce, and distribute the film which commenced production in April 1998. Principal photography was completed in May 1998 at a total cost of $265,000. Post-production work on the film was completed in November 1998. The film was written, directed, and co-produced by Efraim Horowitz and can be characterized as a contemporary ghost story about power, greed, love, and Leonardo Da Vinci's lost notebook. Total production costs to date have aggregated approximately $433,000, of which the Company has funded approximately $217,500. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to the Company. The film was shown in January 1999 in both New York and at the Brussels Film Festival.

     In February 2000, "Machiavelli Rises" was one of thirty-eight films showcased at the New York Independent Film Festival ("NYIFF") in New York City where it was honored with the award for Best Screenplay. In addition, it was chosen (along with only six other films) for presentment at the Los Angeles distribution of the NYIFF in April, 2000. Recently, Battle Studies has entered into agreements with Raven Pictures International and Koan, Inc. for the distribution of "Machiavelli Rises" internationally and domestically, respectively. See "Management's Discussion and Analysis or Plan of Operation - Investment in Joint Ventures - Battle Studies Productions, LLC."

Production of "The Girl"

     In July 1999, the Company entered into an agreement with ALF with respect to the production of a film entitled "The Girl." Pursuant to such agreement, the Company and ALF formed a limited liability company, The Girl, LLC ("Girl LLC"), to finance, produce and distribute the film. As of December 31, 2000, the Company invested $35,000 for a 22.533% interest in Girl LLC. "The Girl" is completed, has been exhibited at several film festivals and Girl LLC is in the process of attempting to secure distribution arrangements.

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

Competition in the Film Industry

     The Company competes, and will continue to compete, with other institutions which produce, distribute, exploit and finance films, some of which have substantial financial and human resources considerably more extensive than the Company's. These institutions include the major film studios - including Disney, Universal, MGM, and Sony - as well as the television networks. Industry members compete substantially for the hire or purchase of a limited number of producers, directors, actors, and screenplays which are able to attract major distribution in all media and all markets throughout the world.

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

     Breaking Waves markets swimwear under private brand labels including "Breaking Waves," "All Waves," and "Making Waves." In July 2000, Breaking Waves added a new line of girls' swimwear which is sold under the label, "Coral Cove." Under a license agreement with Beach Patrol, Inc. ("Beach Patrol"), Breaking Waves also markets and manufactures a line of children's swimwear under the name "Daffy Waterwear" and has the exclusive right to use the "All Waves," "Breaking Waves," "Making Waves," "Coral Cove" and other marks in connection with its manufacture and sale of girls' swim and beach wear.

     During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States for children's swimwear. See "Agreement with Gottex Models Ltd."

Products, Design, Supplies and Inventory

     Breaking Waves designs, manufactures, and sells both private label and name brand girl's swimwear and accessories. It has an office in Homestead, Florida where its designer designs all styles for its swimwear lines and accessory items. Each season, roughly 20-25 prints and fabrics are developed for the "Breaking Waves" line, 15-18 prints and fabrics are developed for the "All Waves" line, and 12-16 prints are developed for the "Daffy Waterwear" line and 15 prints and fabrics are developed for "Karl Cove." For the year ended December 31, 2000, the "All Waves" line accounted for approximately one-third of Breaking Waves' total volume, and the remaining three lines accounted for, in equal parts, the remainder of Breaking Waves' volume.

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

     For the year ended December 31, 2000, half of Breaking Waves' finished products were purchased from an Indonesian manufacturer and half were purchased from a Samoan manufacturer, whereas for the year ended December 31, 1999, 50%, 40%, and 10% of Breaking Waves' finished products were purchased from two Indonesian manufacturers and one Samoan manufacturer. Although management of Breaking Waves believes that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such piece goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of Breaking Waves and, hence, the Company.

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

     Breaking Waves sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. Over the past several years, certain of its customers have included the Dillard and Federated department store groups as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx, Kohl's Department Store, and Marshalls. For the year ended December 31, 2000, Breaking Waves had three customers representing 22%, 14% and 10% of net sales, respectively. Pursuant to a sales agreement entered into with Play Co. Toys & Entertainment Corp. ("Play Co.") (a toy retailer and publicly traded company whose board chairman is the President of both the Company and Breaking Waves and a company in which Breaking Waves owns 1,270,000 Shares of Common Stock), Breaking Waves also sells its swimwear in certain of Play Co.'s toy stores. (See "--Acquisition of Minority Interest in Play Co. Toys & Entertainment Corp.")

     Breaking Waves' merchandise is shipped pursuant to purchase orders sent by its customers and is sent f.o.b. shipping point (freight on board) meaning Breaking Waves is neither responsible for the goods during shipment nor for the delivery charge. Payment is due 30 days after shipment. No goods are shipped on consignment; therefore, except for non-conforming or damaged goods, all goods shipped are considered sold.

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

Suspended Internet Activities

     In March 1999, Breaking Waves launched an online wholesale children's swimwear website at www.breakingwaves.com. The website was designed to complement the company's wholesale distribution efforts by providing retailers instant access to more than 200 styles of Breaking Waves swimwear. The Company has determined, however, not to pursue this method of distribution, and its website is now dormant.

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

Trademarks and Licensing; New Product Line

     Breaking Waves relies on common law trademarks for usage of its private label swimwear lines. On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this opinion, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $163,009 and $162,501 during the years ended December 31, 2000 and 1999, respectively.

     During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States for children's swimwear. The agreement calls for a royalty fee of 7% of net sales (as defined in the license agreement) with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement, subject to certain exceptions. The license agreement also requires the Company to expend certain minimum amounts on advertising each year. The license agreement is for a term of three years, subject to earlier termination in accordance with its terms.

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


Competition

     There is intense competition in the swimwear apparel industry. Breaking Waves competes with many other manufacturers in these markets, many of which are larger and have greater resources than it does. Major competitors in the swimwear industry include "Ocean Pacific," "Ralph Lauren," and "Speedo." In addition, department stores and retailers have their own private label programs which are the major competition in the mass merchant business.

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

Employees

     During the year ended December 31, 2000, the Company had two executive officers (and one administrative assistant) to oversee both its operations and those of Breaking Waves. In January 2000, the Company's secretary (and director), Robert DiMilia, resigned from these positions and was replaced in February 2000 by Jeanne Falletta, who is also a Controller of Breaking Waves. Most screenwriters, performers, directors, and technical personnel who are or will be involved in the Company's films are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films resulting in increased production costs and delayed return of investments. Breaking Waves has two full-time executive officers including a vice president of design, marketing and sales and a controller, and a part-time employee--a vice president of design, marketing and sales. Breaking Waves has approximately twenty independent road sales people and accounting and clerical staff.

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

ITEM 3.  LEGAL PROCEEDINGS

     On or about June of 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then not allowing the plaintiff to exercise these options). The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. The Company has responded to the complaint and denied the allegations. The Company intends to contest this action vigorously and believes that such claims against it are baseless and without merit.

     The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market and the Third Segment of the Frankfurt Stock Exchange. The following table sets forth representative high and low sale prices as reported by a market maker for the Company's Common Stock and Warrants, during the period from January 1, 1998 through December 31, 2000. Sales prices reflect prices between dealers and do not include resale mark-ups, mark-downs, or other fees or commissions.

                                                   Common Stock                       Warrants
Calendar Period                               Low              High              Low              High

      1999(1)(2)
01/01/99 - 03/31/99                            .50              2.78              .03              .31

04/01/99 - 06/30/99                           1.06              3.09              .06              .41

07/01/99 -  09/30/99                          2.06              2.75              .13              .28

10/01/99 - 12/31/99                           2.06              3.44              .13              .31

      2000(2)
01/01/00 - 03/31/00                           2.56              7.72              .13              .72

04/01/00 - 06/30/00                           2.44              5.13              .13              .47

07/01/00 - 09/30/00                           2.38              3.98              .25              .31

10/01/01 - 12/31/00                             .25             3.00              .16              .28

      2001(2)
01/01/01 - 03/31/01                             .19               .89             .09              .22

04/01/01 - 04/12/01                            1.00              1.45             .16              .16
---------------------------------------------

     As of March 31, 2001, there were 54 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of March 31, 2001, the number of outstanding shares of the Company's Common Stock was 7,472,224. (This number includes an aggregate of 2,420 shares of Common Stock being held by the Company on behalf of certain shareholders pending their submission for exchange of stock certificates outstanding on the date of the Company's one-for-three reverse stock split, as adjusted for the reverse stock split and subsequent stock dividends.)

     Initially, each Warrant issued in the IPO entitled the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's Common Stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of Common Stock at an exercise price of $9.00. Giving effect to the February 1999 100% Common Stock dividend, February 2000 10% Common Stock dividend and June 2000 20% Common Stock dividend, the Warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of Common Stock.

     On April 15, 1998, the Company's Board of Directors authorized the distribution of Distribution Warrants to all holders of shares of the Company's Common Stock as of the May 8, 1998 Warrant Record Date. Pursuant to the distribution, each share held on the Warrant Record Date shall generate the issuance of one Distribution Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The Distribution Warrants, which are exercisable for a period of three years commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the SEC. The Company to date has not filed the registration statement.

Common Stock Dividends

20% Common Stock Dividend

     On May 8, 2000, the Company's Board of Directors authorized the issuance of a 20% stock dividend to all holders of shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock") as of May 19, 2000 payable on June 19, 2000.

10% Common Stock Dividend

     On January 7, 2000, the Company's Board of Directors authorized the issuance of a 10% stock dividend to all holders of shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), as of January 20, 1999, payable February 1, 2000.

100% Common Stock Dividend

     On January 14, 1999, the Company's Board of Directors authorized the issuance of a stock dividend to all holders of shares of the Company's Common Stock as of January 29, 1999, payable on February 5, 1999.

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

Recent Sales of Unregistered Securities

     In February 1998, in private transactions, the Company sold an aggregate of 792,000 shares of Common Stock to three entities at a price of $0.295 per share for an aggregate price of $195,000. These shares were purchased by the following accredited investors: Full Moon Development, Inc., Volcano Trading, Inc., and American Telecom Corp. (whose president, secretary, and a director is related to the Company's President). The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

     In April 1998, in private transactions, the Company sold an aggregate of 924,000 shares of Common Stock to three entities at a price of $0.73 per share for an aggregate price of $560,000. These shares were purchased by the following accredited investors: Amir Overseas Capital, Ltd., HDS Capital Corp. (whose secretary is related to the Company's President), and Galit Capital, Ltd. The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

     In February 2000, in a private transaction, the Company sold 120,000 shares of Common Stock to Value Management & Research, AG for an aggregate price of $300,000. The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from the sale were used by the Company for general corporate purposes. No underwriter was used in connection with this offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

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

General

     Shopnet was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves. Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its IPO it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear.

     The consolidated financial statements at December 31, 2000 and 1999 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company" except where otherwise indicated), after elimination of all significant intercompany transactions and accounts.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

  Year ended December 31, 2000 as compared to the year ended December 31, 1999

Breaking Waves

     For the years ended December 31, 2000 and 1999, Breaking Waves generated net sales of $5,713,133 and $4,756,497, respectively with a cost of sales amounting to $3,764,258 and $3,214,704, respectively. The increase in sales amounting to $956,636, or approximately 20%, from 1999 to 2000 was primarily attributable to the introduction of the new "Coral Cove" product line. The gross profit for the year ended December 31, 2000 amounted to $1,948,875, or 34%, as compared to the year ended December 31, 1999 during which it amounted to $1,541,793, or 32%.

     Selling, general, and administrative expenses during the years ended December 31, 2000 and 1999 amounted to $1,638,809 and $1,503,993, respectively. The increase, amounting to $134,816, is primarily attributable to increased factoring and warehousing costs.

     The  major  components  of  the  Breaking  Waves'  selling,   general,  and
administrative expenses are as follows for the years ended December 31:

                                                                        2000                             1999
                                                              ---------------------              ------------------
         Officers, office staff and
               designer salaries and related benefits          $       535,137                  $    499,642
         Commission expense                                             94,489                       112,475
         Warehousing costs                                             228,934                       178,479
         Royalty fees                                                  171,869                       173,700
         Rent expense                                                   87,690                        96,404
         Factor commissions                                             56,683                        50,956
         Miscellaneous general corporate
                overhead expenses                                      464,007                       392,337

     In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

     For the year ended December 31, 1999, Breaking Waves recognized $994,305 of equity loss (non-cash loss) in Play Co. in connection with the equity method of accounting.

     During the year ended December 31, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co's common stock thereby diluting Breaking Waves ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 1.5% as of December 31, 2000. Breaking Waves accounted for its investment in Play Co. pursuant to the equity method through the point it maintained at least a 20% ownership interest. Once its investment fell below 20%, Breaking Waves used the cost method of accounting. At the time that Breaking Waves shifted from the equity to the cost method of accounting its basis in Play Co. was $0 since its share of Play Co.'s loss for 1999 exceeded its cost basis. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $108,000 as of December 31, 2000. Accordingly, Breaking Waves recorded an unrealized gain of approximately $108,000 for the year ended December 31, 2000, which has been recorded as a component of comprehensive income (loss) on the statements of operations.

     Interest expense in connection with its factoring agreement amounted to $305,309 and $228,772, for the years ended December 31, 2000 and 1999, respectively.

     Breaking Waves' generated a net income (loss) of $663 and ($1,025,449) for the years ended December 31, 2000 and 1999, respectively. The net loss generated for the year ended December 31, 1999 includes an equity loss (non - cash loss) of $994,305 from Play Co.

     Breaking Waves'comprehensive income was $108,615 for the year ended December 31, 2000 versus a comprehensive loss of $1,025,449 for the year ended December 31, 1999. The comparisons of the comprehensive net income (loss) for the two years excluding the affect of the investment in Play Co. are $663 for 2000 and ($31,144) for 1999.

Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

     For the years ended December 31, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales prior to the year ended December 31, 1999 were minimal, the Company expects to effect increased sales during 2001 and thereafter as a result of the implementation of a new marketing strategy which, among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry." There can be no assurance that the Company's new marketing and distribution strategies will be successful in generating sales from "Dirty Laundry." Upon a review of the net realizable value of the movie costs, management determined that a $308,564 and $261,000 write down was necessary as of December 31, 2000 and 1999, respectively. Accordingly, Hollywood generated a loss of approximately $314,000 and $265,000 for the years ended December 31, 2000 and 1999, respectively. In addition to "Dirty Laundry," Hollywood has also invested in other movie ventures which are in the distribution phase, which the Company believes will generate revenue in the future. See "- Liquidity and Capital Resources."

Shopnet.com

     For the years ended December 31, 2000 and 1999, Shopnet generated minimal revenue comprised of interest from its money market and other ancillary revenue from its corporate office.

     Shopnet's selling, general, and administrative expense amounted to $554,434 and $630,014 for the years ended December 31, 2000 and 1999, respectively. This represents a decrease of $75,580, or approximately 12%.

     The major components of the Company's expenses are as follows for the years ended December 31:

                                                                            2000                     1999
         Salaries  (officer and office staff) and stock
              compensation and related benefits                          $   192,135          $   231,631
         Rent                                                                 76,234               74,907
         Legal and professional fees                                          99,610               61,634
         Consulting fees                                                      27,080               45,824
         Other general corporate and administrative expenses                 159,375              204,018

     Shopnet generated a net loss of $594,576 and $685,476 after an income tax (benefit) expense of ($8,140) and $53,369 for the years ended December 31, 2000 and 1999, respectively. The income tax expense in 1999 was primarily a result of an increase in the valuation allowance associated with some of the Company's federal net operating losses. The Company has a consolidated net operating loss carry forward of approximately $2,148,000 for federal tax purposes which is expected to be utilized in the future as a result of filing consolidated federal income taxes with its subsidiaries, Breaking Waves and Hollywood.

Liquidity and Capital Resources

     At December 31, 2000, the Company's consolidated working capital amounted to $515,984. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 1.5% as of December 31, 2000 as evidenced by the 1,270,000 shares of common stock it currently owns. As of December 31, 2000, Breaking Waves' investment in Play Co. increased to $107,950 based on the fair market value of its common stock holdings. On March 28, 2001, Play Co. and certain of its subsidiaries all filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York.

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of $900,690. Shopnet maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $800,000. Shopnet believes that such risk is minimal. Shopnet maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for the letter of credit. The $900,690 of certificates of deposit represents a portion of the $1,150,000. In addition, during 1999, Breaking Waves was required to transfer a $200,000 cash deposit to its factoring agent as additional collateral. Accordingly, both cash amounts are designated as restricted.

     For the years ended December 31, 2000 and 1999, the Company reported a consolidated net loss of ($906,976) and $1,976,079 after an income tax (benefit of) provision of ($6,004) and $12,273 and a comprehensive net loss of ($799,026) and($1,976,079) respectively

Investment in Joint Ventures

Battle Studies Productions, LLC

     In April 1998, the Company entered into a co-production agreement with North Fork for "Machiavelli Rises." The Company and North Fork formed Battle Studies to finance, produce and distribute the film. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. Total production costs to date have aggregated approximately $433,000 of which the Company has funded approximately $217,500. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to the Company. The film was shown in January 1999 in both New York and at the Brussels Film Festival.

     The Company accounts for the investment in Battle Studies on the equity method. As of December 31, 2000, the Company has recorded its investment at $213,210. This represents its initial investment of $217,500 less $4,290 of equity loss for its proportionate share of Battle Studies.

     On October 12, 2000, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle
Studies  motion  picture  ("Machiavelli  Rises")  to foreign  countries.  Battle
Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets. The term of the agreement is for twenty-four months for all portions of territory outside of the United States and English speaking Canada. Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenue derived from foreign countries less $20,000 for marketing and advertising expenses.

     On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN to distribute and promote Battle Studies' motion pictures ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for Free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty - four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty - four month period. Battle Studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

The Girl, LLC

     Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl," Hollywood invested through December 31, 2000 $35,000 for a 22.533% interest in a new entity, The Girl, LLC, a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure distribution rights for the film.

     Hollywood accounts for the investment in The Girl under the equity method. Accordingly, as of December 31, 2000 and 1999, the Company has only recorded its initial $35,000 investment since no revenues have been derived from this film as of December 31, 2000.

Factoring Arrangements

CIT Group

     On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and
 .65% of receivables sold in excess of $5,000,000 for each year. Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. Interest expense related to this agreement totaled $204,821 and $228,772 for the years ended December 31, 2000 and 1999, respectively. CIT had a continuing interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 2000, the net due to Breaking Waves from CIT amounted to $312. On or about September 12, 2000 the agreement with CIT was cancelled and a
new  factoring   agreement  was  entered  into  with  Century   Business  Credit
Corporation ("Century").

Century Business Credit Corporation

     On or about September 12, 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Century to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and its investment in Play Co. which is represented by 1,270,000 shares of Play Co.'s common stock. Pursuant to the terms of a Reimbursement and Compensation Agreement, a trust ("Trust"), the beneficiary of which is a relative of the Company's President and Chief Executive Officer and a relative of a majority stockholder, pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of a letter of credit previously pledged by the Company. Accordingly, on December 20, 2000 the original agreement with the factor was amended to allow such replacement of collateral. Breaking Waves' Loan and Security Agreement with Century dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit.

     Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and/or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations to the Trust are secured by a subordinate security interest in Breaking Waves' assets. In addition, the Company has guaranteed Breaking Waves' obligations to the Trust; such guaranty is secured by a security interest in all of the Company's assets. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction. Interest expense related to this agreement totaled $100,488 for the year ended December 31, 2000. Century has a continuing interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 2000, the net advances to Breaking Waves from Century amounted to $3,165,597.

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

Lease Commitments

     Shopnet and Breaking Waves have entered into lease agreements for administrative offices. Shopnet leases its administrative office pursuant to a 5 year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leases its administrative offices pursuant to a lease requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

     Rent expense for the years ended December 31, 2000 and 1999 amounted to approximately $163,924 and $172,709, respectively.

License Agreements

     On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $163,009 and $162,501 during the years ended December 31, 2000 and 1999, respectively.

     On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded royalties totaling $784 under this agreement during the year ended December 31, 1999.

     On October 17, 1997, Breaking Waves entered into a license agreement with Kawasaki Motors Corp., U.S.A. with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired May 31, 1999 and was not renewed. Breaking Waves recorded royalties under this agreement totaling $10,415 during the year ended December 31, 1999.

     During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement, subject to certain exceptions. The license agreement also requires the Company to expend certain minimum amounts on advertising each year. The License agreement is for a term of three years, subject to earlier termination in accordance with its terms. Breaking Waves recorded royalties under this agreement totaling $8,859 for the year ended December 31, 2000.

     In connection with such licensing agreement, Breaking Waves entered into a consulting agreement with Larry Nash, Inc. ("Consultant") a New York corporation, whereby Mr. Nash, the Consultant's sole stockholder shall provide sales and consulting services in connection with Breaking Waves' new Gottex line. Mr. Nash has provided similar services for the past twelve years with another company for which he represented the Gottex children's swimwear line. This agreement is effective August 5, 2000 and shall continue to August 5, 2001 and from year to year thereafter unless cancelled by either party on thirty (30) days' prior written notice.

ITEM 7.  FINANCIAL STATEMENTS

     See attached Financial Statements.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

     The following table sets forth the names, ages, and titles of all directors and officers of the Company:

         Name                               Age                  Position

         Harold Rashbaum                    73                   President, CEO, and Director

         Jeanne Falletta                    43                   Secretary and Director

         Alain Le Guillou, M.D.             43                   Director

         James B. Frakes                    44                   Director

         Michael Friedland                  63                   Director

         Debra Riggs                        47                   Director

     The Directors of the Company are elected annually by the stockholders, and the Officers of the Company are appointed annually by the Board of Directors. Vacancies on the Board of Directors may be filled by the remaining Directors. Each current Director and Officer will hold office until the next annual meeting of stockholders or until his successor is elected and qualified. The outside Directors do not receive a Director's fee for their participation as Directors. The outside Directors are Alain Le Guillou, M.D. (Until recently Harold Rashbaum was the father-in-law of Alain Le Guillou, M.D.), James B. Frakes and Debra Riggs. The Corporation does not have key man insurance on the lives of any of its Officers or Directors.

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

     Harold Rashbaum, age 73, has been the President, Chief Executive Officer, and a Director of the Company since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves, Inc. ("Breaking Waves"), a New York company which is a wholly-owned subsidiary of the Company. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of the Company. Since September 1996, Mr. Rashbaum has been the Chairman of the Board of Directors of Play Co. Toys & Entertainment Corp. ("Play Co."), a public entity whose Common Stock, Series E Stock and Series E Warrants are quoted on the over-the-counter market on the OTC Bulletin Board. Mr. Rashbaum was a management consultant to Play Co. from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys International, Inc. ("Toys"), a majority-owned subsidiary of Play Co. whose Common stock is traded on the SMAX segment of the Frankfurt Stock Exchange. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon Country, Inc. ("Play Co. Toys Canyon") each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder.

     Jeanne Falletta, age 43, was elected a director of the Company in May 2000 and has been its Secretary since February 2000. Since October 1997, Ms. Falletta has been the controller of Breaking Waves where she has been employed since February 1997, initially having been hired as a bookkeeper. From January 1996 to February 1997, Ms. Falletta consulted with various companies as a freelance accountant.

     Alain Le Guillou, M.D., age 44, has been a Director and a consultant of the Company since 1996. Since July 1995, Dr. Le Guillou has been a doctor of pediatrics at Montefiore Medical Group. Until recently, Dr. Le Guillou was the son-in-law of Harold Rashbaum.

     James Frakes, age 45, has been a Director of the Company since January 1998 and was appointed Chairman of the Company's Audit Committee in June 2000. Since July 1997, Mr. Frakes has served as Chief Financial Officer and Secretary of Play Co. In August 1997, he was elected as a Director of Play Co. In January 1998, Mr. Frakes was appointed Secretary and Chief Financial Officer of Toys. He was elected as a Director of Toys in May 1998. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. From June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc. ("UTI") and two of its subsidiaries, Polymer
Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions.

     Michael Friedland, age 63, has been a Director of the Company since May 2000. Mr. Friedland has been the Vice President of Design, Marketing and Sales of Breaking Waves since its inception in 1991. Mr. Friedland has over 40 years experience in the children's swimwear industry. Prior to joining Breaking Waves, Mr. Friedland co-founded Making Waves, Inc., a manufacturer of children's swimwear.

     Debra Riggs, age 46, has been a Director of the Company since June 2000 when she was also appointed to the Company's Audit Committee. Ms. Riggs has been the Controller of Play Co. since February, 1999. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. From June, 1998 through January, 1999, Ms. Riggs was Controller of National Customer Engineering, a private company. Prior to NCE, Ms. Riggs was Assistant Controller of Factory 2-U Inc., a public company with over 200 retail stores in the business of selling discount clothing.

Compliance with Section 16(A) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission ("SEC") to furnish the Company with copies of all Section 16(a) forms they file.

     No person ("a Reporting Person") who during the fiscal year ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934, as amended, failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except that, to the Company's knowledge, each of Mr. Michael Friedland and Ms. Falletta and Riggs, all directors of the Company, filed their Forms 3 in March 2001. In addition, to the Company's knowledge, Mr. Rashbaum and Mr. Di Milia (a former officer of the Company) did not file Forms 4 or Forms 5, and EVC did not file a Form 5 for the year ended December 31, 1999. The foregoing is based solely upon a review by the Company of
(i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION


Summary Of Cash And Certain Other Compensation

     The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid to the named executive officer during the periods ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                         Long-Term Compensation
                                                                           Awards                      Payouts
                                                         Other                       Securities
                                                         Annual       Restricted     Underlying                   All Other
                                                         Compen-      Stock          Options/        LTIP         Compen-
Name and Principal                 Salary      Bonus     sation       Award(s)       SARs            Payouts      sation
Position                  Year     ($)         ($)       ($)          ($)            (#)             ($)          ($)
Harold Rashbaum
  President,  CEO,
  And Director            2000     160,000     --        --           --             --              --           --
                          1999     162,000     --        --           --             44,000(1)       --           --
                          1998     156,000     --        --           --             --              --           --
========================= ======== =========== ========= ============ ============== =============== ============ ============

(1) Represents an aggregate of 44,000 shares of Common Stock underlying options exercisable at $1.38 per share, granted in April 1999.


Stock Options

     The following table contains information regarding options to purchase Common Stock held at December 31, 2000 by the Company's executive officer named in the Executive Compensation Table above.


===============================================================================================================================
                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR END OPTION VALUES
--------------------------------------------------------- --------------------------------- -----------------------------------

                                                          Number of Securities Underlying   Value of Unexercised In-the-Money
                                                           Unexercised Options at Fiscal        Options at Fiscal Year End
                                                                      Year End
                             Shares
                           Acquired on      Value
           Name              Exercise      Realized       Exercisable     Unexercisable     Exercisable      Unexercisable
------------------------- --------------- --------------- ---------------- ---------------- ---------------- ------------------

     Harold Rashbaum           (1)              (1)         132,000(2)           --               (3)               --

========================= =============== =============== ================ ================ ================ ==================

(1)  No options were exercised in the year ending December 31, 1999 or 2000.

(2) Represents an aggregate of 88,000 shares of Common Stock underlying options granted in March 1997 under the Company's Senior Management Incentive Plan, currently exercisable at $1.46 per share, and an aggregate of 44,000 shares of Common Stock underlying options granted in April 1999, currently exercisable at $1.38 per share.

(3) The options had no value on December 31, 2000 or January 19, 2001, since on each of those dates, the aggregate exercise price of the options exceeded the aggregate market value of the underlying shares (based on the closing sales prices of the Company's Common Stock on those dates.)

Employment and Consulting Agreements

ShopNet.com, Inc.

     Before he became an officer and director of the Company, Harold Rashbaum provided consulting services to the Company through HBR, a company of which he is an officer and director and of which his wife is the sole shareholder. HBR entered into an oral consulting agreement with the Company whereby it will receive 5% of the net profits received by the Company from the distribution of "Dirty Laundry." To date, HBR has not received any fees as a result of the distribution of "Dirty Laundry" not generating any net profits. See "Certain Relationships and Related Transactions."

Breaking Waves, Inc.

     In November 1996, Breaking Waves entered into employment agreements with each of Malcolm Becker and Michael Friedland; these agreements expired in November 1999. The agreements initially provided that Messrs. Becker and Friedland each would be compensated at a salary of $110,000 per annum during the term of his agreement and that each would be issued restricted shares of Common Stock, subject to a vesting schedule, annually during the term of his agreement. The number of shares of Common Stock issuable thereunder is based on the market value (as hereinafter defined) of $25,000 on the date of issuance, subject to the following vesting schedule: (i) 1/2 of the shares issued on November 27, 1996 vested 90 days from issuance, and the balance vested 270 days from the date of issuance and (ii) for each subsequent annual issuance commencing November 27, 1997, 1/2 of the shares vested six months from issuance, and the balance vested on the following anniversary. "Market Value" shall mean (i) $5.00 per share with respect to the shares issued in November 1996 and (ii) the average of the closing bid and asked prices for a share of Common Stock for a period of 30 days ending five days prior to the date of issuance, as officially reported by the principal securities exchange on which the Common Stock is quoted. The agreements include non-disclosure and non-compete clauses.

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

     In November 1998, pursuant to their respective employment agreements, Messrs. Becker and Friedland were entitled to their final share issuances, 1/2 of which would have vested in May 1999, and the other 1/2 of which would have vested in November 1999. Messrs. Becker and Friedland agreed to postpone the issuance, however, and in March 2000, they amended such portion of their respective employment agreements as set forth herein: Mr. Becker agreed to accept his aggregate 91,289 shares in two allotments, 45,644 shares of Common Stock to be issued on May 27, 2000 and 45,645 shares of Common Stock to be issued on November 27, 2000. Mr. Friedland also agreed to accept his aggregate 167,365 shares in two allotments, 83,683 shares of Common Stock to be issued on May 27, 2000 and 83,683 shares of Common Stock to be issued on November 27, 2000. Such shares were issued. As part of the foregoing transaction, Messrs. Becker and Friedland each granted an option to BBC Capital Corp. ("BBC"), a company controlled by Ilan Arbel, to purchase an aggregate of 76,074 shares of common stock in the case of Mr. Becker and 139,471 shares in the case of Mr. Friedland, at an exercise price of $4.50 per share. Such options expire to the extent of 1/2 of the underlying shares on May 27, 2001 and the balance on November 21, 2001 for each such individual.

     Effective August 5, 2000, Breaking Waves entered into a consulting agreement with Larry Nash, Inc. ("Consultant") a New York corporation, pursuant to which the Consultant shall provide sales and consulting services in connection with, and be in charge of sales of Breaking Waves' Gottex and Coral Cove lines. Consultant is to be paid a commission equal to a percentage of net sales on specified orders, as further set forth in the consulting agreement. This agreement continues annually, unless cancelled by either party on thirty
(30) days' prior written notice.

Senior Management Incentive Plan

General

     In May 1996, the Board of Directors adopted the Senior Management Incentive Plan (the "Management Plan") which was adopted by shareholder consent. The Management Plan provides for the issuance of an aggregate of 750,000 shares of Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees, and consultants.

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

     In March 1997, the Company granted to Mr. Rashbaum an option to purchase 88,000 shares of Common Stock at an exercise price of $1.46 per share, pursuant to the Management Plan.

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

     Restricted shares awarded under the Management Plan will be subject to a period of time, designated by the Administrator as the "restricted period," during which the holder has limited rights with respect to such shares. The Administrator may also impose other restrictions, terms, and conditions that must be fulfilled before the restricted shares may vest. Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued, and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate, other than distributions made solely with respect to the restricted shares ("retained distributions"), if any, which are paid or distributed on the restricted shares and, generally, to exercise all other rights as a holder of Common Stock except that until the end of the restricted period: (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares or receive retained distributions, and (ii) the holder will not be entitled to sell, transfer, or otherwise dispose of the restricted shares. A breach of any restrictions, terms, or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

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

Non-Executive Director Stock Option Plan

     The Company terminated its Non-Executive Director Stock Option Plan on December 31, 1998, in accordance with the terms thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 12, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or director nominee of the Company (iii) each executive officer of the Company for whom information is given in the Summary Compensation Table in this proxy statement and (iv) all officers and directors as a group. Except to the extent indicated in the footnotes to the following table or otherwise as specified in this Proxy Statement, each of the individuals/entities listed below possesses sole voting power with respect to the shares of Common Stock listed opposite his/its name.

            Name and Address                       Number of Shares            Percent of Common Stock Beneficially
        of Beneficial Owner (1)                 Beneficially Owned (1)                     Owned (1)(2)
        -----------------------                 ----------------------                     ------------
European Ventures Corp.
P.O. Box 47 Road Town                               1,783,836(3)(7)                            23.9%
Tortola, BVI

American Telecom Corp.
C/o MW Todtman McNamara Chamber
P.O. Box 47 Road Town                             594,000(4)(5)(6)(7)                          8.0%
Tortola, BVI

HDS Capital Corp.
c/o MW Todtman McNamara Chamber
P.O. Box 47 Road Town                                330,000(6)(7)                             4.4%
Tortola, BVI

Amir Capital Overseas Ltd.
P.O. Box 47 Road Town                                 303,600(8)                               4.1%
Tortola, BVI

Volcano Trading Inc.
C/o Valor Invest
Via Cantalone 16                                      250,800 (8)                              3.4%
6900 Lugano, Switzerland

Full Moon Development Corp.
C/o Valor Invest
Via Cantalone 16                                      277,200(8)                               3.7%
6900 Lugano, Switzerland

Galit Capital, Ltd.
Via Vanoni #6                                         290,400(8)                               3.9%
Lugano, Switzerland CH 6901

Harold Rashbaum                                       252,000(9)                               3.4%

Jeanne Falletta                                           --                                    --

Alain Le Guillou, M.D.                                    --                                    --

James Frakes                                              --                                    --

Michael Friedland                                     167,720(10)                              2.3%

Debra Riggs                                               --                                    --

All Officers and Directors as a Group                 419,720(9)                               5.5%
(six persons)

* Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o ShopNet.Com, Inc., 14 East 60th Street, New York, New York 10022. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from February 1, 2001 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 7,472,224 shares of common stock outstanding as of April 12, 2001.
(2) Does not give effect to the issuance of (i) 3,379,200 shares of Common Stock issuable upon exercise of the 3,840,000 outstanding Warrants (the exercise of each warrant at an exercise price of $3.41 purchases .88 of a share of Common Stock) or (ii) 128,333 shares of Common Stock reserved for issuance under the Company's Senior Management Incentive Plan.
(3) Includes an aggregate of 2,112 shares of common stock underlying 2,400 warrants. Each warrant is exercisable at a purchase price of $3.41 for .88 of a share of Common Stock. European Ventures Corp. ("EVC") is formed under the laws of the British Virgin Islands. Mr. Ilan Arbel, father-in-law of Harold Rashbaum, President, Chief Executive Officer and a director of the Company, is President of EVC and as such, has voting and dispositive control of shares of the Company beneficially owned by EVC and therefore may be deemed to beneficially own such shares.
(4) American Telecom Corp. ("ATC") is a corporation organized under the laws of the British Virgin Islands which is wholly-owned by Europe American
     Capital Foundation ("EACF"), a Liechtenstein Trust with an address at Pradafont Street #7, Vaduz Liechtenstein, c/o Dr. Wohlwerd. Mr. Arbel controls EACF and is President of ATC. By virtue of such positions, Mr. Arbel has voting and dispositive control over shares of the Company beneficially owned by ATC and therefore may be deemed to beneficially own such shares.
(5) Includes 330,000 shares owned by HDS Capital Corp. ("HDS"), a Company organized under the laws of the British Virgin Islands, which is wholly owned by ATC.
(6) Mr. Arbel is President of HDS and by virtue of such position and his control over ATC and EACF (see footnotes (3) and (4) above), Mr. Arbel has voting and dispositive control over shares of the Company beneficially owned by HDS and therefore may be deemed to beneficially own such shares.
(7) Shares of the Company beneficially owned by EVC, ATC and HDS are held of record in the name of "Fiduciara Biaggini, as trustee" ("Fiduciara Biaggini"), on behalf of such respective entities which have retained beneficial ownership of such shares. Fiduciara Biaggini is a fiduciary company with an address at via Vanoni #6, Lugano, Switzerland CH 6901.
(8) Shares of the Company beneficially owned by each of Amir Capital Overseas Ltd. ("Amir"), Volcano Trading Inc. ("Volcano"), Full Moon Development Corp. ("Full Moon") and Galit Capital Ltd ("Galit"), all companies organized under the laws of the British Virgin Islands, are held of record in the name of "Fiduciara Biaggini, as trustee," on behalf of such respective entities. Fabio Rossi, a manager of Fiduciara Biaggini, is the President and sole director of each such entity. Accordingly, Mr. Rossi by virtue of such positions, may have voting and dispositive control over shares of the Company owned by each of Amir, Volcano, Full Moon and Galit and therefore may be deemed to be the beneficial owner of such shares, representing in the aggregate 15.1% of the Company's outstanding Common Stock.
(9) Includes an aggregate of 132,000 shares of Common Stock underlying options granted to Mr. Rashbaum, the President and Chief Executive Officer and a director of the Company. See "Executive Compensation."
(10) Includes 139,471 shares of Common Stock underlying an option granted to BBC Corp. ("BBC), a company controlled by Mr. Arbel. BBC also has an option to purchase an additional 76,074 shares of Common Stock from Malcolm Becker ("BBC Option"), an officer of Breaking Waves, Inc., a wholly-owned subsidiary of the Company. Mr. Arbel controls BBC, and as such may be deemed to be the beneficial owner of the shares of Common Stock underlying the BBC Option.

     By virtue of Mr. Arbel's voting and dispositive control of shares of the Company owned by each of EVC, ATC, HDS (see footnotes 3, 4, 5 and 6 above) and giving effect to the BBC Option (see footnote 10 above), Mr. Arbel may be deemed to beneficially own 34.7% of the Company's outstanding Common Stock.

     Each of Mr. Arbel and several defendants were named in a complaint filed in May 1998 by the Securities and Exchange Commission ("Commission") alleging fraud and other violations of the securities laws during 1993 regarding three public companies: Viral Testing Systems, Inc., LS Capital Corporation and RMS Titanic, Inc. Simultaneously with the filing of the complaint, the Commission filed a judgment on consent against Mr. Arbel. Without admitting or denying the allegations of the complaint, Mr. Arbel and one other named defendant consented to (1) permanent injunctions against violating Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Sections 13(d) and 16(a) of the Securities Exchange Act ("Exchange Act") and Rules 13d-1, 16a-2, and 16a-3 thereunder, and (2) a joint and several disgorgement obligation of $218,118, plus prejudgment interest. Mr. Arbel also consented to pay a penalty of $100,000 pursuant to Sections 20(d) of the Securities Act and 21(d)(3) of the Exchange Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Breaking Waves' Loan and Security Agreement with Century Business Credit Corporation ("Century") dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit. Pursuant to the terms of a Reimbursement and Compensation Agreement, a trust ("Trust"), the beneficiary of which is the granddaughter of Harold Rashbaum, the Company's President and Chief Executive Officer, and the daughter of Mr. Arbel, provided the security underlying a letter of credit in the amount of $250,000 issued by a bank to replace a portion of a letter of credit previously provided by the Company. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and the issuing bank makes payment and then demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction.

     In August 2000, Breaking Waves received an $80,000 advance from Play Co. against future orders of merchandise. No orders were received against this advance and in December 2000 Breaking Waves repaid the full $80,000 to Play Co.

     In November 1999, Breaking Waves borrowed $400,000 from Play Co. with such loan bearing interest at 9% per annum. Breaking Waves repaid $100,000 of the loan in January 2000 and the balance in April 2000.

     In October 1999, the Company borrowed $50,000 from Play Co. and Breaking Waves borrowed $200,000 from Play Co. The loans bore interest at 9% and were repaid in March 2000.

     In February 1999, the Company loaned $100,000 to Play Co. with such loan bearing interest at 9% per annum. In each of April and May 1999, the Company loaned an additional $100,000 to Play Co. at an interest rate of 9% per annum. All such loans have been repaid.

     In November 1998, pursuant to a sales agreement entered into between Breaking Waves and Play Co., Breaking Waves purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction, which was subsequently reduced to 1,270,000 shares. The shares purchased represented approximately 25.4% of the outstanding common stock of Play Co. immediately after the transaction. Such percentage has since been reduced to approximately 1.5% of Play Co.'s outstanding common stock. Pursuant to the agreement which bore an initial term of one year and automatically extended for an additional one year term since it was not terminated by either of the parties - Play Co. agreed to purchase (on a wholesale basis) a minimum of 250 pieces of merchandise for each of its retail locations and to provide advertising promotional materials and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods. Breaking Waves had previously sold a limited number of pieces of its swimwear to Play Co. As consideration for the stock, Breaking Waves remitted $504,000, which represented an approximate price of $0.36 per share:
$300,000 of the consideration was remitted in cash, and the remaining $204,000 was provided in the form of merchandise, primarily girls' swimsuits.

     In October 1996, pursuant to a promissory note, the Company loaned Harold Rashbaum its President and Chief Executive Officer a total of $50,000 bearing interest at 6 1/2% payable over three years. As of September 30, 2000, the unpaid portion, which is due on demand, amounted to $37,000, which has been classified as current. In 1998, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

     Before he became an Officer and Director of the Company, Mr. Rashbaum provided consulting services to the Company through HBR, a company of which he is an officer and director and of which his wife is the sole shareholder. In 1996, HBR entered into an oral consulting agreement with the Company providing for the payment to HBR of 5% of the net profits received by the Company from the distribution of "Dirty Laundry." To date, HBR has not received any fees as a result of the distribution of "Dirty Laundry" not generating any net profits.

     Alain Le Guillou, a director of the Company, has been a consultant to the Company since 1996, receiving $12,000 per annum for such services. Until recently, Dr. Le Guillou was the son-in-law of Harold Rashbaum.

     During the years ended December 31, 2000 and 1999 the Company paid $49,080 and $24,000 respectively, in financial consulting fees to DRA Consulting, Inc., a company whose president is the daughter of the Company's President and Chief Executive Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

         Index to Financial Statements                                                  F
         Report of Independent Certified Public Accountants                             F-1
         Balance Sheets                                                                 F-2
         Statements of Operations                                                       F-3
         Statement of Stockholders' Equity                                              F-4
         Statements of Cash Flows                                                       F-5 to F-6
         Notes to Financial Statements                                                  F-7 to F-26

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

3.1                      Certificate of Incorporation of the Company
3.2                      Amendment to Certificate of Incorporation of the Company, filed in June 7, 1996
3.4                      By-Laws of the Company
3.6                      Certificate of Incorporation of Breaking Waves, Inc.
3.7                      By-Laws of Breaking Waves, Inc.
3.8                      Certificate of Amendment to Certificate of Incorporation
4.1                      Specimen Common Stock Certificate
4.2                      Specimen Warrant Certificate
4.4                      Form of Warrant  Agreement  between the Company,  the  Underwriter  and  Continental  Stock
                         Transfer & Trust Company
4.5                      Form of Restricted Stock Agreement
10.2                     The Company's Senior Management Incentive Plan
10.4                     Consulting Agreement between Breaking Waves, Inc. and Dan Stone
10.5                     Lease for premises at 112 West 34th Street, New York, New York
10.6                     Lease for premises at 8410 N.W. 53rd Terrace, Miami, Florida
10.6(a)                  Amendment to lease at 8410 N.W. 53rd Terrace, Miami, Florida
10.7                     Stock Purchase  Agreement  between the Company,  European  Ventures Corp.,  Breaking Waves,
                         Inc., and the shareholders of Breaking Waves, Inc., dated May, 1996
10.9                     Property Acquisition  Agreement between the Company and Rogue Features,  Inc., dated March,
                         1996
10.10                    Co-production  agreement  between the Company and Rogue Features,  Inc., dated March,  1996 and all amendments thereto

10.11                    Right of First Refusal Agreement with principals of Rogue Features, Inc.
10.13                    Shippers  Agency  Agreement   between   Hollywood   Productions,   Inc.,  and  Third  Party
                         Enterprises, Inc.
10.14                    License Agreement between Breaking Waves, Inc. and Beach Patrol, Inc.
10.16                    Employment  Agreement with Michael  Friedland  (incorporated  by reference to the indicated
                         exhibit in the Company's 10-KSB for the year ended December 31, 1996)
10.17                    Employment  Agreement  with Malcolm  Becker  (incorporated  by  reference to the  indicated
                         exhibit in the Company's 10-KSB for the year ended December 31, 1996)
10.18                    Termination of Employment Agreement with Robert Melillo
                         (incorporated by reference to the indicated  exhibit in
                         the  Company's  10-KSB for the year ended  December 31,
                         1996)
10.19                    Trident  Releasing,  Inc.  License  Agreement  (incorporated  by reference to the indicated
                         exhibit in the Post-Effective Amendment No. 1)
10.20                    Cyclone  Option  Agreement  (incorporated  by  reference  to the  indicated  exhibit in the
                         Post-Effective Amendment No. 1)
10.21                    Cyclone  Co-Writer  Agreement  (incorporated  by reference to the indicated  exhibit in the
                         Post-Effective Amendment No.)
10.22                    Heller  Financial  Agreement  (incorporated  by reference to the  indicated  exhibit in the
                         Post-Effective Amendment No. 2)
10.23                    Non-Executive  Director Stock Option Plan  (incorporated  by reference to Appendix B in the
                         Proxy Statement for the Company's June 1997 Annual Meeting)
10.24                    Kawasaki Motors Corp.,  USA "Jet Ski" License  Agreement  (incorporated by reference to the indicated exhibit in the Company's 10-KSB for the year ended December 31, 1997)
10.25                    Amendment to lease at 112 West 34th  Street,  New York,
                         New York  (incorporated  by reference to the  indicated
                         exhibit  in the  Company's  10-KSB  for the year  ended
                         December 31, 1997)
10.26                    Form of Subscription  Agreement used in connection with the Company's February 1998 Private
                         Placement  (incorporated  by reference to the indicated
                         exhibit  in the  Company's  10-KSB  for the year  ended
                         December 31, 1997)
10.27                    Form of  Subscription  Agreement  used in  connection  with the  Company's May 1998 Private
                         Placement  (incorporated  by reference to the indicated
                         exhibit  in the  Company's  10-KSB  for the year  ended
                         December 31, 1998)
10.28                    Amendment  to  Employment   Agreement  with  Michael   Friedland   dated  January  1,  1998
                         (incorporated  by reference to the indicated  exhibit in the Company's  10-KSB for the year ended December 31, 1998)
10.29                    Amendment to Employment  Agreement with Malcolm Becker dated January 1, 1998  (incorporated by reference to the indicated  exhibit in the Company's  10-KSB for the year ended December
                         31, 1998)
10.30                    Second  Amendment  to  Employment  Agreement  with  Malcolm  Becker  dated  January 1, 1999
                         (incorporated  by reference to the indicated  exhibit in the Company's  10-KSB for the year ended December 31, 1998)

10.31                    Lease for premises at 14 East 60th Street,  Room 402, New York, New York  (incorporated  by reference to the indicated  exhibit in the Company's  10-QSB for the quarter ended June 30,
                         1999)
10.32                    Option   Agreement   -  Robb  Peck   McCooey   Clearing
                         Corporation (incorporated by reference to the indicated
                         exhibit in the  Company's  10-QSB for the quarter ended
                         September 30, 1999)
10.33*                   License Agreement with Gottex Models Ltd, dated November 1, 2000
10.34*                   Factoring Agreement with Century Business Credit Corp. dated September 12, 2000
10.35*                   Supplement to factoring or Security  Agreement with Century  Business  Credit  Corporation, dated August 14, 2000
10.36*                   Corporate  Guaranty  unlimited  between Century  Business  Credit  Corporation and ShopNet, dated August 14, 2000
10.37*                   Trademark  Collateral  Security  Agreement between Century Business Credit  Corporation and
                         Breaking Waves, dated August 14, 2000.
10.38*                   Consulting Agreement with Larry Nash, Inc., dated August 5, 2000
16.1                     Letter from Scarano & Tomaro,  P.C.  regarding  dismissal of Scarano & Tomaro,  P.C. as the
                         Company's  auditors  (incorporated  by reference to the indicated  exhibit in the Company's
                         Form 8-K/A filed on November 24, 1998)
21.1                     Subsidiaries of the Registrant

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                     (FORMERLY HOLLYWOOD PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 16th day of April, 2001.


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


/s/ Harold Rashbaum                         Chief Executive Officer,            04/16/01
Harold Rashbaum                             President, and Director             Date


/s/ Jeanne Falletta                         Secretary and Director,             04/16/01
Jeanne Falletta                                                                 Date


/s/ Alain Guillou, M.D.                     Director                            04/16/01
Alain Le Guillou, M.D.                                                          Date


/s/ James B. Frakes                         Director                            04/16/01
James B. Frakes                                                                 Date


/s/ Michael Friedland                       Director                            04/16/01
Michael Friedland                                                               Date


/s/ Debra Riggs                             Director                            04/16/01
Debra Riggs                                                                     Date

                       SHOPNET. COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                              Page
                                                                                             number
---------------------------------------------------------------------------------------------------------

Independent auditors' report                                                                   F-1

Consolidated balance sheet at December 31, 2000                                                F-2

Consolidated statements of operations for the years ended
 December 31, 2000 and 1999                                                                    F-3

Consolidated statement of stockholders' equity for the years ended
 December 31, 2000 and 1999                                                                    F-4

Consolidated statements of cash flows for the years ended
 December 31, 2000 and 1999                                                                 F-5 - F-6

Notes to consolidated financial statements                                                  F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT




     To the Board of Directors and Stockholders of Shopnet.com, Inc.

     We have audited the accompanying consolidated balance sheet of Shopnet.com, Inc. and subsidiaries (the "Company"), as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and the consolidated results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.





     Massella, Tomaro & Co., LLP
     Jericho, New York
     March 22, 2001

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

Current assets:
    Cash                                                                                                         $         107,734
    Cash - restricted                                                                                                    1,114,572
    Accounts receivable, net                                                                                                47,966
    Other receivables                                                                                                       27,922
    Inventory                                                                                                            3,464,229
    Prepaid expenses                                                                                                       107,632
    Advances to officer                                                                                                     40,000
                                                                                                                 -----------------
         Total current assets                                                                                            4,910,055
                                                                                                                 =================

Furniture, computer equipment, and leasehold improvements, net                                                              61,708
Film production and distribution costs, net                                                                              1,350,000
Costs in excess of net assets of business acquired                                                                         762,737
Investments in movie ventures                                                                                              248,210
Deferred tax asset - non - current                                                                                         202,500
Other assets                                                                                                                20,635
Marketable securities - affiliate (Note 6 and 16)                                                                          107,950
                                                                                                                 -----------------
         Total assets                                                                                            $       7,663,795
                                                                                                                 =================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Due to factor                                                                                                $       3,165,909
    Accounts payable                                                                                                     1,095,490
    Accrued expenses                                                                                                        99,843
    Capital lease obligations                                                                                               17,074
    Other taxes payable                                                                                                     11,051
    Deferred tax liability                                                                                                   4,704
                                                                                                                 -----------------
         Total current liabilities                                                                                       4,394,071
                                                                                                                 -----------------

Capital lease obligations, net of current portion                                                                           12,960
                                                                                                                 -----------------

         Total liabilities                                                                                               4,407,031
                                                                                                                 -----------------

Commitments and contingencies (Note 12)                                                                                          -
                                                                                                                 -----------------

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
         7,472,244 shares issued, outstanding and subscribed (Note 13)                                                       7,472
    Additional paid-in capital                                                                                           6,638,852
    Accumulated deficit                                                                                                 (3,497,510)
    Accumulated other comprehensive income                                                                                 107,950
                                                                                                                 -----------------
         Total stockholders' equity                                                                                      3,256,764
                                                                                                                 -----------------

Total liabilities and stockholders' equity                                                                       $       7,663,795
                                                                                                                 =================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                               2000                    1999
----------------------------------------------------------------------------------------------------------    --------------------

Net sales                                                                              $         5,713,133    $          4,756,497

Cost of sales                                                                                    3,764,258               3,214,704
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,948,875               1,541,793
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                2,208,724               2,137,895
    Amortization of costs in excess of net assets of business
        acquired                                                                                    70,952                  70,952
                                                                                       -------------------    --------------------

Total expenses                                                                                   2,279,676               2,208,847
                                                                                       -------------------    --------------------

Loss before other income (expense)
 and provision for income taxes                                                                   (330,801)               (667,054)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in earnings (loss) of affiliate                                                          (4,290)               (994,305)
     Write down of film costs                                                                     (308,564)               (261,153)
     Gain on sale of equity investment in affiliate                                                      -                 130,093
    Rental and other income                                                                         22,271                  15,549
    Interest and finance expense                                                                  (371,752)               (243,148)
    Interest income                                                                                 80,156                  56,212
                                                                                       -------------------    --------------------
         Total other income (expense)                                                             (582,179)             (1,296,752)
                                                                                       --------------------   ---------------------

Loss before (benefit of) provision for
 income taxes                                                                                     (912,980)             (1,963,806)

(Benefit of) provision for income taxes                                                             (6,004)                 12,273
                                                                                       --------------------   --------------------

Net loss                                                                                          (906,976)             (1,976,079)

Other items of comprehensive income                                                                107,950                       -
                                                                                       -------------------    --------------------

Comprehensive net loss                                                                 $          (799,026)   $         (1,976,079)
                                                                                       --------------------   ---------------------

Basic and diluted loss per share:                                                      $              (.13)   $               (.33)
                                                                                       ====================   =====================
Weighted average number of
     common shares outstanding                                                                   7,021,917               5,983,188
                                                                                       ===================    ====================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                             Accumulated
                                                                 Additional                     Other          Total
                                           Common Stock            Paid-in      Accumulated Comprehensive   Stockholders'
                                       Shares         Amount       Capital        Deficit      Income          Equity

Balances at December 31, 1998 ...     2,686,944   $     2,687   $ 6,310,103    $  (614,455)   $      --     $ 5,698,335

Issuance of common stock in
 connection with January 1999
 stock dividend .................     2,686,944         2,687        (2,687)          --             --            --

Stock issued for compensation in
 accordance with employment
 agreements .....................       215,732           216        38,420           --             --          38,636

Net loss for the year ended
 December 31, 1999 ..............          --            --            --       (1,976,079)          --      (1,976,079)
                                    -----------   -----------   -----------    -----------    -----------   -----------

Balances at December 31, 1999 ...     5,589,620         5,590     6,345,836     (2,590,534)          --       3,760,892

Issuance of common stock in
 connection with January 2000
 stock dividend .................       537,389           537          (537)          --             --            --

Sale of common stock in February
  2000, net of costs ............       100,000           100       294,798           --             --         294,898

Issuance of common stock in
 connection with May 2000
 stock dividend .................     1,245,235         1,245        (1,245)          --             --            --

Unrealized gain on mark to market
  securities ....................          --            --            --             --          107,950       107,950

Net loss for the year ended
   December 31, 2000 ............          --            --            --         (906,976)          --        (906,976)
                                    -----------   -----------   -----------    -----------    -----------   -----------

Balances at December 31, 2000 ...     7,472,244   $     7,472   $ 6,638,852    $(3,497,510)   $   107,950   $ 3,256,764
                                    ===========   ===========   ===========    ===========    ===========   ===========

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          2000                    1999

Cash flows from operating activities:
   Net loss                                                                     $        (906,976)        $      (1,976,079)
   Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
       Equity in earnings (loss) of affiliate                                               4,290                   994,305
       Amortization and depreciation                                                      117,328                   114,974
       Deferred income tax (benefit) expense                                              (10,336)                   (8,961)
       Write down of film costs                                                           308,564                   261,153
       Stock issued for services rendered                                                       -                    38,636
   Decrease (increase) in:
       Accounts receivable                                                                (16,862)                   22,124
       Other receivables                                                                  (27,922)                        -
       Inventory                                                                         (602,176)                 (199,050)
       Prepaid expenses                                                                   (36,973)                  (17,991)
       Film production and distribution costs                                                   -                   (18,495)
   Increase (decrease) in:
       Due to factor                                                                    1,389,635                  (287,280)
       Accounts payable                                                                   (33,340)                  209,516
       Accrued expenses                                                                    40,598                   368,153
       Other taxes payable                                                                 11,051                         -
                                                                                -----------------         -----------------

Net cash provided by (used for) operating activities                                      236,881                  (498,995)
                                                                                -----------------         ------------------

Cash flows from investing activities:
   Proceeds from sale of equity investment in affiliate                                         -                   130,093
   Acquisition of furniture, computer equipment, and
     leasehold improvements                                                               (15,267)                   (7,964)
   Acquisition costs                                                                            -                   (17,035)
   Investment in movie ventures                                                            (5,000)                  (47,500)
                                                                                ------------------        ------------------

Net cash (used for) provided by investing activities                                      (20,267)                   57,594
                                                                                ------------------        ------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                     294,898                         -
   Proceeds from line of credit                                                           250,000                         -
   Repayments of line of credit                                                          (250,000)                        -
   Advances from related parties                                                                -                   650,000
   Repayments to related parties                                                         (650,000)                 (130,000)
   Principal payments on capital lease obligations                                        (15,445)                  (11,886)
                                                                                ------------------        ------------------

Net cash (used for) provided by financing activities                                     (370,547)                  508,114
                                                                                ------------------        -----------------

Net (decrease) increase in cash                                                          (153,933)                   66,713

Cash, beginning of period                                                               1,376,239                 1,309,526
                                                                                -----------------         -----------------

Cash, end of period                                                             $       1,222,306         $       1,376,239
                                                                                =================         =================

          See accompanying notes to consolidated financial statements.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                              2000                    1999
                                                                       -----------------         -----------------

Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                                      $         379,802         $         235,098
                                                                       =================         =================
         Income taxes                                                  $          17,106         $          16,255
                                                                       =================         =================

In connection with the issuance (cancellation) of
    compensation, 215,732 and 18,335 shares of
     common stock were issued (cancelled), respectively                $               -         $          50,886
                                                                       =================         =================












          See accompanying notes to consolidated financial statements.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1     -    ORGANIZATION

                Shopnet.com, Inc. ("Shopnet") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood
                Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, it filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally.

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)     Principles of consolidation
                ---------------------------

                The accompanying consolidated financial statements include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (the "Company"), after elimination of all significant intercompany transactions and accounts. Affiliated companies which are 20 to 50 percent owned are accounted for under the equity method.

         b)     Cash and cash equivalents
                -------------------------

                The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be Cash and cash equivalents. Included in these amounts are certificates of deposit of approximately $900,000. The Company maintains balances in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $800,000. The
                Company believes that such risk is minimal based on the reputation of the financial institution. The Company has classified $1,114,000 as restricted cash which is comprised of approximately $900,000 on deposit with a bank and $214,000 with its factor as collateral pursuant to its factoring agreement.

         c)     Accounts receivables
                --------------------

                The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of
                December 31, 2000, no allowance was deemed necessary by management.

        d)      Marketable securities
                ---------------------

                Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. All of the Company's marketable securities were classified as non-current and available for sale at December 31, 2000, as a result of being pledged pursuant to the factoring agreement.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         e)     Inventory
                ---------

                Inventory amounting to $3,464,229 at December 31, 2000 consists of finished goods and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to a factoring agreement with a financial institution.

         f)     Furniture, computer equipment, and leasehold improvements
                ---------------------------------------------------------

                Furniture, computer equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization which is provided on the straight line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred.

         g)     Film production and distribution costs
                --------------------------------------

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

                For the years ended December 31, 2000 and 1999, the Company has written down film production and distribution costs by $308,564 and $261,153, respectively, in order to reduce the balance to its estimated net realizable value.

         h)     Equity method of accounting
                ---------------------------

                Investments in significantly (20 to 50 percent) owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity percentage in undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        i)      Income taxes
                ------------

                The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
                Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

          j)    Revenue and cost recognition
                ----------------------------

                The terms of Breaking Waves' sales are FOB shipping point thereby revenue is recognized upon shipment from the warehouse. Sales returns are recorded upon acceptance of the goods by the warehouse. Duty costs, which are a component of cost of sales, are recorded upon the clearance of such goods through customs.

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

         k)     Earnings per share
                ------------------

                During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

         l)     Use of estimates
                ----------------

                In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimate with regard to these financial statements is the estimate of projected income of motion pictures which is the basis used in amortizing film production and distribution costs. Actual results could differ from those estimates

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


         m)     Fair value disclosure at December 31, 2000
                -------------------------------------------

                The carrying value of cash, accounts receivable, inventory, marketable securities, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

         n)     Reclassifications
                -----------------

                Certain prior period accounts have been reclassified to conform to the current year presentation.

         o)     Costs in excess of net assets of business acquired
                --------------------------------------------------

                Costs in excess of net assets of business acquired in connection with the acquisition of Breaking Waves are being amortized on a straight line basis over the estimated useful life of the related assets acquired for a period of fifteen years.

         p)     Accounting for stock-based compensation
                ---------------------------------------

                The Company elected to continue to measure compensation cost using Accounting Principles Board Opinion ("APB") No. 25,"Accounting for Stock Issued to Employees," as is permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options issued under the Incentive Plan as the exercise price and market value at the date of grant were the same.

                For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain pro forma disclosures as if the fair value method had been utilized. Had compensation cost for the Company's stock- based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below utilizing the Black-Sholes option pricing model:

                                                                                 2000                1999
                                                                          ----------------     ---------------
                  Net income (loss)-
                                   as reported                            $       (906,976)    $    (1,976,079)
                                                                          =================    ================
                                   pro forma                              $       (906,976)    $    (1,988,329)
                                                                          =================    ================

                  Basic EPS -      as reported                            $           (.13)    $          (.33)
                                                                          =================    ================
                                   pro forma                              $           (.13)    $          (.33)
                                                                          =================    ================

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      p)        Accounting for stock-based compensation (cont'd)
                ------------------------------------------------

                The fair market value of each option grant is estimated at the date of grant using the Black - Scholes option pricing model with the following weighted-average assumptions:

                                    Dividend yield                              0.00%
                                    Expected volatility                         30%
                                    Risk-free interest rate                     6%
                                    Expected life                               1-5 years

       q)       Effect of new accounting standards
                ----------------------------------

                The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

NOTE 3    -     FURNITURE, COMPUTER EQUIPMENT & LEASEHOLD IMPROVEMENTS

                Furniture, computer equipment, and leasehold improvements are as follows at December 31, 2000:
                           Furniture & fixtures                                 $ 38,727
                           Computer equipment and software                        79,645
                           Leasehold improvements                                 13,415
                                                                                --------
                                                                                 131,787
                           Less: accumulated depreciation
                                    and amortization                              70,079
                                                                                --------
                                                                                $ 61,708
                                                                                ========

                Computer equipment and software amounting to $61,506 is pledged in connection with capital lease obligations.

                Depreciation and amortization expense for the years ended December 31, 2000 and 1999 amounted to $21,376 and $19,023, respectively.

NOTE 4    -     ACQUISITION OF BREAKING WAVES, INC.

                Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $70,952 for each of the years ended December 31, 2000 and 1999.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 5    -     INVESTMENTS IN MOVIE VENTURES

           a)   Battle Studies
                --------------

                Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through December 31, 2000 $217,500 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                The Company accounts for the investment in Battle Studies under the equity method. For the years ended December 31, 2000 and 1999, the Company recorded $4,290 and $-0- equity loss for its proportionate share of Battle Studies.

                On October 12, 2000, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle Studies motion picture ("Machiavelli Rises") to foreign countries. Battle Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets. The term of the agreement is for twenty
                - four months for all portions of territory outside of the United States and English speaking Canada. Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenues derived from foreign countries less $20,000 for marketing and advertising expenses.

         b)     The Girl
                --------

                Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through December 31, 2000 $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("The Girl"). In return for its participation in The Girl, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                Hollywood accounts for the investment in The Girl under the equity method. Accordingly, as of December 31, 2000 and 1999, the Company has only recorded its initial $35,000 investment since no revenues have been derived from this film as of December 31, 2000.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 6    -     MARKETABLE SECURITIES - AFFILIATE

                On November 24, 1998, pursuant to a sales agreement (the "Sales Agreement") entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co," a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and the Company), Breaking Waves purchased 1,400,000 unregistered shares of Play Co.'s common stock for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

                Breaking Waves accounted for its investment under the equity method. For the year ended December 31, 1999 Breaking Waves recorded $994,305 of equity loss for its proportionate share of Play Co.'s loss for that year.

                As of December 31, 1999, the Company's investment in Play Co. was reduced to $-0- since its share of Play Co.'s losses exceeded its cost basis. In addition, as of December 31, 1999, as a result of Play Co.'s issuance of additional common stock and the Company's sale of 130,000 shares of Play Co.'s common stock, the Company's percentage ownership was reduced to 22.88%.

                During the year ended December 31, 2000, Play Co. converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' ownership percentage to approximately 1.5%. Accordingly, upon this event the accounting method for the investment in Play Co. was changed to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at December 31, 2000 which amounted to $107,950. The change in unrealized gain or loss has been recorded as a component of comprehensive income. The Company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and are therefore considering non-current (See Note 8 (b)). In addition, see Note 16 for subsequent event.

NOTE 7  -       ACCRUED EXPENSES

                Accrued expenses consist of the following at December 31, 2000:


                               Commissions                                                     $        33,610
                               Professional fees                                                        17,500
                               Other corporate overhead                                                 48,733
                                                                                               ---------------
                                                                                               $        99,843

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 -   DUE TO FACTOR

         a)     CIT Group
                ---------

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

                Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during the year ended December 31, 1999, Breaking Waves was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit.

                On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as discussed below. As of December 31, 2000, a balance of $312 is due CIT. Interest expense related to this agreement totaled $204,821 and $228,772 for the years ended December 31, 2000 and 1999.

         b)     Century Business Credit Corporation
                -----------------------------------

                On or about September 12, 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Century to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime.

                In connection with the factoring agreement, the Company agreed to continue maintaining $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and its investment in Play Co. which is represented by 1,270,000 shares of Play Co's common stock.

                Pursuant to the terms of a Reimbursement and Compensation Agreement, a trust ("Trust"), the beneficiary of which is a relative of the Company's President and Chief Executive Officer and a majority stockholder, pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of a letter of credit previously pledged by the Company. Accordingly, on December 20, 2000 the original agreement with the factor was amended to allow such replacement of collateral. Breaking Waves' Loan and Security Agreement with Century dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8   -      DUE TO FACTOR (cont'd)

           b)   Century Business Credit Corporation (cont'd)
                --------------------------------------------

                Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and/or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations to the Trust are secured by a subordinate security interest in Breaking Waves' assets. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction.

                Interest expenses related to this agreement totaled $100,488 for the year ended December 31, 2000. Century has secured interest in Breaking Wave's inventory as collateral for the advances. As of December 31, 2000, the net advances to Breaking Waves from Century amounted to $3,165,597.

NOTE 9  -       LINE OF CREDIT

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

NOTE 10   -     CAPITAL LEASE OBLIGATIONS

                During the year ended December 31, 1998, the Company acquired computer equipment and proprietary software for its subsidiary, Breaking Waves, pursuant to the following terms and conditions:

                       i) The  Company  acquired  various  computer  and related
                  components for $28,583 by entering into a capital lease obligation with interest at approximately 9.2% per annum, requiring 48 monthly payments of principal and interest of $762. The lease is secured by the related computer equipment.

                     ii)The Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 10   -          CAPITAL LEASE OBLIGATIONS (cont'd)

             ii) At December 31, 2000, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                                                                                     Year ended
                                                                                    December 31:

                                   2001                                           $      19,335
                                   2002                                                  13,486
                                                                                  -------------
                                   Total minimal lease payments                          32,821
                                                                                  -------------
                                 Less: Amounting representing interest                    2,787
                                                                                  -------------

                                 Present value of net minimum
                                   lease payments                                 $      30,034
                                                                                  =============

                  At December 31, 2000 equipment and software under capital leases is carried at a book value of $30,750.

NOTE 11  - (BENEFIT OF) PROVISION FOR INCOME TAXES

                (Benefit of) provision for income taxes is comprised of the following for the years ended December 31, 2000 and 1999:

                                                                                   2000            1999
                                                                             -------------      ------------
                  Current:
                           Federal                                           $           -      $        -
                           State and local                                           4,332            21,234
                                                                             -------------      ------------
                                                                                     4,332            21,234
                                                                             -------------      ------------
                  Deferred:
                           Federal                                                  (6,150)                -
                           State and local                                          (4,186)           (8,961)
                                                                             --------------     -------------
                                                                                   (10,336)           (8,961)
                                                                             -------------      ------------

                  Total (benefit of) provision for income taxes               $     (6,004)     $     12,273
                                                                              =============     ============


                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 11  - (BENEFIT OF) PROVISION FOR INCOME TAXES (cont'd)

                A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax expense is as follows for the years ended December 31, 2000 and 1999:

                                                                                    2000            1999
                                                                                -------------   ------------

                           Federal statutory rate applied to
                              pretax loss                                       $           -   $          -
                           State and local income taxes, net of federal
                              income tax benefit, applied to pretax loss                    -              -
                           Permanent differences                                            -              -
                           Increase in valuation allowance                            865,023         34,298
                           Current provision for state and local taxes                  4,332         21,234
                           (Increase) in deferred tax assets                                -              -
                           Increase (Decrease)  in deferred tax liability            (875,359)       (43,259)
                                                                                --------------  -------------

                                  Total provision (benefit) for income taxes    $      (6,004)  $     12,273
                                                                                ==============  ============

               Income taxes are provided fo r the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal and 11% state and local pursuant to SFAS No. 109.

               The tax effect of significant items comprising the Company's net non-current deferred tax asset and liability are as follows as of December 31, 2000:

                  Net operating loss carryforwards                                                 $      966,552
                  Section 263A - inventory capitalization                                                   7,530
                  Write down of film costs                                                                256,373
                  Valuation allowance                                                                  (1,027,955)
                                                                                                   ---------------
                  Deferred non-current tax asset                                                          202,500
                                                                                                   ---------------

                  Equity earnings of affiliate                                                             12,430
                  Depreciable assets                                                                       (7,726)
                                                                                                   ---------------
                  Deferred non-current tax liability                                                        4,704
                                                                                                   ---------------

                  Net non-current deferred tax asset                                               $      197,796
                                                                                                   ===============


                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



 NOTE 11  -     (BENEFIT OF) PROVISION FOR INCOME TAXES (cont'd)

                Shopnet and its subsidiaries file a consolidated tax return for federal tax purposes. For state and local purposes, Shopnet and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

                At December 31, 2000, the Company had a net operating loss carryforward (NOL) for federal and state tax purposes of approximately $2,148,000 and $1,941,000, respectively, both of which expire between 2010 and 2015. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

 NOTE 12     -  COMMITMENTS AND CONTINGENCIES

          a)    Lease commitments

                Shopnet and Breaking Waves have entered into lease agreements for their administrative offices. Shopnet leases its administrative office pursuant to a 5-year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leases its administrative offices pursuant to a lease requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month-to-month basis with annual payments approximating $11,000.

                The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 2000 are as follows:

                             2001                                                   $       135,452
                             2002                                                            71,600
                             2003                                                            71,600
                             2004                                                            71,600
                             Thereafter                                                           -
                                                                                    ---------------
                                                                                    $       350,252

                Rent expense for the years ended December 31, 2000 and 1999 amounted to approximately $163,924 and $172,709, respectively.

         b)     Significant vendors and customers
                ---------------------------------

                Breaking Waves purchases 100% of its inventory from two vendors, one in Indonesia and the other from Samoa. Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the years ended December 31, 2000 and 1999, Breaking Waves had three and four customers, respectively, which comprised 22%, 14%, and 10% and 17%, 13%, 12%, and 10% of net sales, respectively.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 12   -   COMMITMENTS AND CONTINGENCIES (cont'd)

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

        d)      License agreements

                         i) On October 16, 1995,  Breaking  Waves entered into a
                    license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this opinion, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $163,009 and $162,501 during the years ended December 31, 2000 and 1999, respectively.

                         ii) On October 31, 1996,  Breaking Waves entered into a
                    license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded $-0- and $784 royalties under this agreement during the years ended December 31, 2000 and 1999, respectively.

                         iii) On October 17, 1997, Breaking Waves entered into a
                    license agreement with Kawasaki Motors Corp., U.S.A. ("KMC") with an effective date of July 1, 1997 for the exclusive use of certain trademarks in the making of swimwear in the United States. The fee for the exclusive use of certain trademarks is five percent (5%) of net sales. The agreement expired on May 31, 1999 and was not renewed. Breaking Waves recorded royalties under this agreement totaling $-0- and $10,415 during the years ended December 31, 2000 and 1999, respectively.

                         iv) During June 2000,  Breaking  Waves  entered  into a
                    license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $8,859 for the year ended December 31, 2000. .

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 12   -     COMMITMENTS AND CONTINGENCIES (cont'd)

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

                As of December 31, 2000, the Company invested $1,971,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the years ended December 31, 2000 and 1999, the Company derived no revenues from the motion picture and amortized no film costs.

                For the year ended December 31, 2000 and 1999, the Company has written down its film production and distribution costs by $308,564 and $261,153, respectively, in order to reduce the asset to its estimated net realizable value.

          f)    Employment agreements
                ---------------------

                On November 27, 1996, Breaking Waves entered into two employment agreements (as amended) with two key employees. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with annual salaries of $110,000 each for 1997 and $60,000 and $130,000 for 1998 (as amended), respectively.

                One of the employment agreements was further amended effective January 1, 1999 with an annual salary increase from $60,000 to $70,000. In addition to the salaries, the Company agreed to issue on each of November 27, 1996, 1997, and 1998, shares of common stock in the amount equal to the fair market value of $25,000 (before amendment) to each employee subject to a vesting schedule. In connection with the decrease in salary from originally $110,000 per year to $70,000 per year for one of the key employees, the Company reduced the value of shares to be issued to $13,636 for 1998. As of December 31, 2000, the employees are still employed, however, Breaking Waves has not renegotiated the employment agreements with the two key employees and accordingly, all prior arrangements are in effect.

        g)      Litigation
                ----------

                On or about June of 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then not allowing the plaintiff to exercise these options). The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. The Company has responded to the complaint and denied the allegations. The Company intends to contest the action vigorously and believes that such claims against it are baseless and without merit.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13     -   STOCKHOLDER'S EQUITY

         a)     Stock Dividends
                ----------------

                         i) On January 14,  1999,  the  Company  declared a 100%
                    stock dividend to all shareholders of record as of January 29, 1999 amounting to a total of 2,686,944 shares of common stock. The stock dividend was issued on February 5, 1999. In order for shareholders to receive their stock dividend, they must exchange the old shares for the new shares. As a result of such stock dividend, the Company issued 2,686,027 shares of its common stock. An additional 917 shares are entitled to the dividend, and such shares shall be issued to the holders upon the redemption of the old shares. Effective for stock dividends these shares are 2,420 at December 31, 2000.

                         ii) On  January  7, 2000,  the  Company  declared a 10%
                    stock dividend to all shareholders of record as of January 20, 2000 amounting to 537,389 shares of common stock. Such stock dividend was issued on February 1, 2000.

                         iii) On May 8, 2000,  the Company  declared a 20% stock
                    dividend to all shareholders of record as of May 19, 2000 amounting to 1,245,235 shares of common stock. Such stock dividend was distributed on June 19, 2000.

         b)     Sale of common stock
                --------------------

                On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 (before certain transaction costs) pursuant to a private transaction with an unrelated party. Giving effect to the May 2000 20% stock dividend the related shares are 120,000.

         c)     1996 Senior Management Incentive Plan
                -------------------------------------

                The shareholders approved the 1996 Senior Management Incentive Plan ("Incentive Plan") in May 1996. Officers, key employees and non-employees, who in the judgment of the Company render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 750,000 shares of common stock to be offered from either authorized and unissued shares or issued shares, which have been reacquired by the Company.

                On March 14, 1997, the Company granted 132,000 options to purchase shares of common stock pursuant to the Company's Incentive Plan consisting of 88,000 options to the Company's President and 44,000 options to another officer. The exercise price of each option was fixed at $1.46 (as revised) per share and the options expire March 2002. The terms of the options state that in the event of termination of optionee's employment the vested portion of the options shall remain exercisable for six months after termination, at which time the options expire.

                The officer granted the 44,000 options has resigned as an officer of the Company and is currently performing consulting services for the Company. Based on the terms of the option agreement his options should have terminated. The Company has agreed to extend the expiration date of such options to December 2001.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13       - STOCKHOLDER'S EQUITY (cont'd)

         c)     1996 Senior Management Incentive Plan (cont'd)
                ----------------------------------------------

                During April 1999, the Company granted its President 44,000 stock options. The exercise price of each option is a $1.38 per share and the options expire April 16, 2004.

                A  summary  of  the  status  of  the  Company's   stock  options
                outstanding as of December 31, 2000 and changes during the years ended December 31, 2000 and 1999 are as follows:

                                                                           Number of                     Exercise
                                                                               Options
                                                                         ----------------       ------------------
Price
                      Outstanding at December 31, 1998                           132,000                      1.46
                         Granted                                                  44,000                      1.38
                         Exercised                                                     -                         -
                         Cancelled                                                     -                         -
                                                                       -----------------        -------------------
                      Outstanding at December 31, 1999                           176,000               1.46 - 1.38
                         Granted                                                       -                         -
                         Exercised                                                     -                         -
                         Cancelled                                                     -                         -
                                                                       -----------------        -------------------
                      Outstanding at December 31, 2000                           176,000        $      1.46 - 1.38
                                                                       =================        ===================


         d)     Warrants
                --------

                i)Initially,  each Warrant issued in the initial public offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's common stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, January 2000 10% common stock dividend and May 2000 20% common stock dividend the warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

               ii)On April 15, 1998, the Company's Board of Directors authorized the distribution of warrants to all holders of shares of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record received one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the Securities and Exchange Commission. The Company to date has not filed the registration statement.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13 -  STOCKHOLDER'S EQUITY (cont'd)

         e)     Grant of Stock Options

                In connection with a consulting and option agreement entered on September 1, 1999, the Company granted 400,000 options to purchase shares of the Company as follows; 100,000 shares at an exercise price of $2.50 per share, 100,000 shares at an exercise of $3 per share, 100,000 shares at an exercise price of $3.50 per share and 100,000 shares at an exercise price of $4.00 per share. No consulting expenses were recorded in connection with such options based on the underlying value of the stock on the grant date. As of September 2000, the options expired and no options were ever exercised.

NOTE 14 -    RELATED PARTIES TRANSACTIONS

           a) During November 1998, the Company agreed to issue 215,732 shares of common stock in the amount equal to the fair market value of $38,636, to two key employees of Breaking Waves in connection with their employment agreements. The shares vested in November 1999 and the Company recorded compensation expense amounting to $38,636 during the year ended December 31, 1999. The employees agreed to postpone the issuance of such shares of common stock as follows fifty percent of the shares in May 2000 and fifty percent of the shares in November 2000.

          b) For the years ended December 31, 2000 and 1999, $51,080 and $36,000, respectively, of financial consulting fees were paid to a corporation and an individual who are related to the Company's President.

          c) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. As of December 31, 2000, the one note remains which amounted to $37,000 and has been classified as current. As of December 31, 2000, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

          d) During October 1999, Play Co. loaned funds to Breaking Waves in return for an unsecured promissory note in the amount of $200,000. Such note was due and was repaid in full on March 29, 2000 plus interest at 9% per annum.

          e) On November 29, 1999, Play Co. loaned additional funds to Breaking Waves in return for an unsecured promissory note in the amount of $400,000. Such note is due in two installments. The first installment of $100,000 was due and repaid January 30, 2000 and the second installment of $300,000 was due and repaid April 30, 2000. Interest accrued at 9% per annum.

          f) During October 1999, Play Co. loaned funds to the Shopnet in return for an unsecured promissory note in the amount of $50,000. Such note is due in full and was repaid on March 29, 2000 plus interest at 9% per annum.

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 15      -    INDUSTRY SEGMENTS

             The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments for the years ended December 31, 2000 and 1999, is as follows:

                                                                 2000                         1999
                                                         ------------------             -----------------
                                                         Segment       Consolidated       Segment     Consolidated
                Sales:
                    Swimwear sales                  $   5,713,133                    $   4,756,497
                    Film production                             -                                -
                                                    -------------                    -------------
                Total sales                                           $   5,713,133                 $    4,756,497
                                                                      =============                 ==============

                Gross profit (loss):
                    Swimwear sales                                    $     310,068                 $       37,800
                    Film production                                        (314,135)                      (268,880)
                                                                      --------------                ---------------
                Total gross profit                                           (4,067)                      (231,080)

                Corporate:
                    General and administrative
                     expense                                               (564,346)                      (626,175)
                    (Loss) equity in earnings of affiliate                   (4,290)                      (994,305)
                    Gain on sale of equity investment                             -                        130,093
                    Amortization expense                                    (70,952)                       (70,952)
                    Interest income                                          80,156                         56,212
                    Interest and finance expense                           (371,752)                      (243,148)
                    Other                                                    22,271                         15,549
                                                                      --------------                ---------------
                Loss from operations before (benefit)
                  provision for income tax                                 (912,980)                    (1,963,806)

                (Benefit) provision for income tax                           (6,004)                        12,273
                                                                      --------------                ---------------

                Net (loss) income                                     $    (906,976)             $      (1,976,079)
                                                                      ==============             ==================

                Identifiable assets:
                    Swimwear sales                                    $   4,072,174                 $    3,219,328
                    Film productions                                      1,598,210                      1,906,064
                    Corporate                                             1,993,411                      2,302,228
                                                                      -------------                 --------------

                Total assets                                          $   7,663,795                 $    7,427,620
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

                          SHOPNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 16      -  SUBSEQUENT EVENTS (UNAUDITED)

                Investment in Affiliates

        a) On March 28, 2001, Play Co. filed for protection under Title Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The Company is in the process of developing a plan for the orderly liquidation of the Company's operations through discussions with representatives of its secured lender, other creditors, landlords and others under the supervision of the Bankruptcy Court. The fair market value of the investment as of March 29, 2001 is $12,700.

              b)On January 17, 2001,  Battle Studies entered into a distribution agreement with KOAN, Inc. ("KOAN") to distribute and promote Battle Studies' motion pictures ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty - four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty - four month period. Battle Studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.