Form 10QSB
period 2001-03-31
SHOPNET COM INC
filed 2001-05-11
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value: 7,472,224 shares outstanding as of May 8, 2001.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

                    Consolidated balance sheets at March 31, 2001 (unaudited) and December 31, 2000.                      3

                    Consolidated statements of operations and comprehensive income for the three months                   4
                    ended March 31, 2001 and 2000 (unaudited).

                    Consolidated statement of stockholders' equity for the three months ended March 31,                   5
                    2001 (unaudited).

                    Consolidated statements of cash flows for the three months ended March 31, 2001 and                   6
                    2000 (unaudited).

                    Notes to consolidated financial statements (unaudited).                                              7-16

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS               17-

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 3.             DEFAULTS UPON SENIOR SECURITIES

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    SIGNATURES



                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       March 31,
                                                                        2001         December 31,
                                                                     (unaudited)        2000
 Current assets:
    Cash $ ......................................................         2,846    $   107,734
    Cash - restricted ...........................................     1,117,428      1,114,572
    Accounts receivable, net ....................................        59,712         47,966
    Other receivables ...........................................         9,173         27,922
    Prepaid expenses ............................................        86,318        107,632
    Inventory ...................................................     1,705,846      3,464,229
    Advances to officer .........................................        40,000         40,000
                                                                    -----------    -----------
         Total current assets ...................................     3,021,323      4,910,055
                                                                    -----------    -----------

Furniture, computer equipment, and leasehold improvements, net ..        55,931         61,708
Film production and distribution costs, net .....................     1,350,000      1,350,000
Costs in excess of net assets of business acquired ..............       744,999        762,737
Investments in movie ventures ...................................       250,163        248,210
Deferred tax asset - non-current ................................       202,500        202,500
Marketable securities - affiliate ...............................        12,700        107,950
Other assets ....................................................        20,635         20,635
                                                                    -----------    -----------
         Total assets ...........................................   $ 5,658,251    $ 7,663,795
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to factor ...............................................   $ 1,824,104    $ 3,165,909
    Accounts payable ............................................       374,702      1,095,490
    Accrued expenses ............................................        58,550         99,843
         Capital lease obligations ..............................        17,507         17,074
    Other taxes payable .........................................           955         11,051
    Deferred tax liability ......................................         4,704          4,704
                                                                    -----------    -----------
         Total current liabilities ..............................     2,280,522      4,394,071
                                                                    -----------    -----------

Capital lease obligations, net of current portion ...............         8,418         12,960
                                                                    -----------    -----------

         Total liabilities ......................................     2,288,940      4,407,031
                                                                    -----------    -----------

Commitments and contingencies (Note 8) ..........................          --             --
                                                                    -----------    -----------

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
     7,472,244 shares issued, outstanding and subscribed ........         7,472          7,472
    Additional paid-in capital ..................................     6,638,852      6,638,852
    Accumulated deficit .........................................    (3,289,713)    (3,497,510)
                                                                    -----------    -----------
    Accumulated other comprehensive income ......................        12,700        107,950
                                                                    -----------    -----------
         Total stockholders' equity .............................     3,369,311      3,256,764
                                                                    -----------    -----------

Total liabilities and stockholders' equity ......................   $ 5,658,251    $ 7,663,795
                                                                    ===========    ===========

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                               2001                    2000
                                                                                       -------------------    --------------------

Net sales                                                                              $         3,653,260    $          2,720,982

Cost of sales                                                                                    2,437,428               1,771,477
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,215,832                 949,505
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                  855,166                 638,078
    Amortization of costs in excess of net assets of business
      acquired                                                                                      17,738                  17,738
                                                                                       -------------------    --------------------

Total expenses                                                                                     872,904                 655,816
                                                                                       -------------------    --------------------

Income before other income (expense)
 and provision for income taxes                                                                    342,928                 293,689
                                                                                       -------------------    --------------------

Other income (expense):
    Equity in earnings (loss) of affiliate                                                            (547)                      -
    Other income                                                                                       235                       -
    Rental income                                                                                    6,700                   5,550
Interest and finance expense                                                                      (156,746)               (106,636)
Interest income                                                                                     15,227                  17,871
                                                                                       -------------------    --------------------
         Total other income (expense)                                                             (135,131)                (83,215)
                                                                                       --------------------   ---------------------

Income (loss) before provision for
 income taxes                                                                                      207,797                 210,474
(Benefit) provision for income taxes                                                                     -                   5,466
                                                                                       -------------------    --------------------

Net income
                                                                                                   207,797                 205,008

Other items of comprehensive (loss) income                                                         (95,250)                698,500
                                                                                       --------------------   --------------------

Comprehensive net income                                                               $           112,547    $            903,508
                                                                                       -------------------    --------------------

Basic:
    Net income                                                                         $              .03     $                .03
                                                                                       ==================     ====================

Weighted average number of
 common shares outstanding                                                                       7,472,244               6,192,943
                                                                                       ===================    ====================

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                               Accumulated
                                                               Additional                        Other         Total
                                           Common Stock         Paid-in       Accumulated     Comprehensive  Stockholders'
                                      Shares        Amount      Capital         Deficit         Income          Equity
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balances at December 31, 2000 .     7,472,244   $     7,472   $ 6,638,852    $(3,497,510)   $   107,950    $ 3,256,764

Net income for the three months
 ended March 31, 2001 .........          --            --            --          207,797           --          207,797

Unrealized loss on securities .          --            --            --             --          (95,250)       (95,250)
                                  -----------   -----------   -----------    -----------    -----------    -----------

                                    7,472,244   $     7,472   $ 6,638,852    $(3,289,713)   $    12,700    $ 3,369,311
                                  ===========   ===========   ===========    ===========    ===========    ===========









     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       2001               2000
                                                                                  --------------    --------------
Cash flows from operating activities:
   Net income                                                                     $      112,547    $      903,508
   Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
       Equity in loss of affiliate                                                           547                 -
       Unrealized loss (gain) on securities                                               95,250          (698,500)
       Amortization and depreciation                                                      23,515            28,676
   Decrease (increase) in:
       Accounts receivable                                                               (11,746)           (9,061)
       Other receivable                                                                   18,749                 -
       Prepaid expenses                                                                   21,314            (3,267)
       Inventory                                                                       1,758,383         1,577,710
       Other                                                                                   -                54
   Increase (decrease) in:
       Accounts payable                                                                 (720,788)         (158,771)
       Accrued expenses                                                                  (41,293)         (803,360)
       Due to factor                                                                  (1,341,805)         (597,636)
       Other taxes payable                                                               (10,096)                -
                                                                                  ---------------   --------------

Net cash (used in) provided by operating activities                                      (95,423)          239,353
                                                                                  ---------------   --------------

Cash flows from investing activities:
   Acquisition of furniture, computer equipment, and
     leasehold improvements                                                                    -           (12,477)
   Investment in affiliate                                                                (2,500)                -
                                                                                  ---------------   --------------

Net cash used in investing activities                                                     (2,500)          (12,477)
                                                                                  ---------------   ---------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                          -           294,898
   Proceeds from line of credit                                                                -           100,000
   Repayments to related parties                                                               -          (350,000)
   Principal payments on capital leases                                                   (4,109)           (4,365)
                                                                                  ---------------   ---------------

Net cash (used in) provided by financing activities                                       (4,109)           40,533
                                                                                  ---------------   --------------

Net (decrease) increase in cash                                                         (102,032)          267,409

Cash, beginning of period                                                              1,222,306         1,376,239
                                                                                  --------------    --------------

Cash, end of period                                                               $    1,120,274    $    1,643,648
                                                                                  ==============    ==============

Supplemental disclosure of non-cash flow information:
        Cash paid during the year for:
         Interest                                                                 $      156,746    $      103,261
                                                                                  ==============    ==============
          Income taxes                                                            $       14,745    $       16,698
                                                                                  ==============    ==============

     See accompanying notes to consolidated financial statements (unaudited)

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



NOTE 1       -    NATURE OF BUSINESS

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

                  The unaudited consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 301(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations and cash flows for the three month periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our report on Form 10-KSB filed on April 17, 2001.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 3 -          ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $17,738 for each of the three months ended March 31, 2001 and 2000.

NOTE 4 -        INVESTMENTS IN MOVIE VENTURES

           a)   Battle Studies

                Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through March 31, 2001, $220,000 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                The Company accounts for the investment in Battle Studies under the equity method. For the three months ended March 31, 2001 and 2000, the Company recorded a $547 and $-0- equity loss for its proportionate share of Battle Studies operations.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 4    -  INVESTMENTS IN MOVIE VENTURES (con't.)

                On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN, Inc. ("KOAN") to distribute and promote Battle Studies' motion pictures ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty-four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty - four month period. Battle Studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

         b)     The Girl, LLC

                Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through March 31, 2001, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("The Girl, LLC") formed to finance, produce and distribute the film "The Girl". In return for its participation in The Girl, LLC Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, LLC a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl, LLC.

                Hollywood accounts for the investment in The Girl, LLC under the equity method. Accordingly, as of March 31, 2001, the Company has only recorded its initial $35,000 investment since no revenues have been derived from this film as of March 31, 2001.

NOTE 5    -     MARKETABLE SECURITIES - AFFILIATE

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

                During the quarter ended March 31, 2000, and subsequent thereto, Play Co. converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' percentage. As of March 31, 2000, Breaking Waves' common stock percentage was approximately 11% which was subsequently reduced to approximately 1.5%. Accordingly, the investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Carrying value is based on fair market value during the quarter. The unrealized gain which amounted to $698,500 has been recorded as a component of comprehensive income.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 5 -        MARKETABLE SECURITIES - AFFILIATE (con't.)


                On March 28, 2001, Play Co. filed for protection under Title Eleven of the United States Code with the United State Bankruptcy Court for the Southern District of New York. The fair market value of the investment as of March 31, 2001 is $12,700.

                Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at March 31, 2001 which amounted to $12,700. The change in unrealized gain or loss has been recorded as a component of comprehensive income. The Company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and are therefore considered non-current (See Note 6 (b)).

NOTE  6 -       DUE TO FACTOR

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

                Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during the year ended December 31, 1999, Breaking Waves was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as discussed below. As of March 31, 2001, a balance of $1,683 is due from CIT and as of December 31, 2000, a balance of $312 was due to CIT. Interest expense related to this agreement totaled $-0- and $92,192 for the three months ended March 31, 2001 and 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE  6 -     DUE TO FACTOR (con't.)

         b)     Century Business Credit Corporation

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

                In connection with the factoring agreement, the Company agreed to continue maintaining $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and its investment in Play Co., which is represented by 1,270,000 shares of Play Co's common stock.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE  6 -     DUE TO FACTOR (con't.)


                Interest expense related to this agreement totaled $156,022 for the three months ended March 31, 2001. Century has a secured interest in Breaking Wave's inventory as collateral for the advances. As of March 31, 2001, the net advances to Breaking Waves from Century amounted to $1,825,787.

NOTE 7 -    LINE OF CREDIT

                On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit is $250,000. Total outstanding balance was payable in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral with the bank. The line of credit was repaid in full and closed as of July 12, 2000.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 8 -     CAPITAL LEASE OBLIGATIONS (con't.)

                At March 31, 2001, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:


                          Year ended
                          December 31:
                            2001                                                $         14,502
                            2002                                                          13,486
                          Total minimal lease payments                                    27,988
                                                                                 ----------------
                          Less: Amounting representing interest                            2,063
                                                                                 ----------------

                          Present value of net minimum lease payments           $         25,925
                                                                                 ================

                  At March 31, 2001 equipment and software under capital leases is carried at a book value of approximately $27,700.

NOTE 9       -    COMMITMENTS AND CONTINGENCIES

             a)   Lease commitments

                  The Company and its subsidiary have entered into lease agreements for administrative offices. The Company leases its administrative office pursuant to a 5-year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased administrative offices through January 1998 pursuant to a lease requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000. The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 2001 are as follows:

          2001                            $      100,367
          2002                                    71,600
          2003                                    71,600
          2004                                    71,600
       Thereafter                                   -
                                          --------------
                                          $      315,167

                  Rent expense for the three months ended March 31, 2001 and 2000 amounted to $43,677 and $41,971, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

            b)    Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors in Indonesia and one in Samoa. Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the three months ended March 31, 2001 Breaking Waves had two customers, which comprise 27% and 13%, of net sales, respectively. For the three months ended March 31, 2000, Breaking Waves had three customers which compromised 20%, 12%, and 11% of net sales, respectively.

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

            d)    License agreements

               i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June
                    30, 1998 and contained a provision for an additional three-year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two-year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two-year extension, at the option of Breaking Waves, through and until June 30, 2005.
                    The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $75,000 and $59,198 during the three months ended March 31, 2001 and 2000 respectively.

               ii) During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models
                    (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $14,887 for the three months ended March 31, 2001.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



NOTE 9       -    COMMITMENTS AND CONTINGENCIES (con't.)


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

                  As of March 31, 2001, the Company invested $2,006,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended March 31, 2001 and 2000, the Company derived no revenue from the motion picture and amortized no film costs.

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

         As of March 31, 2001, the Company has not renegotiated the employment agreements with the two key employees of Breaking Waves and accordingly, all prior arrangements are in effect.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 9       -    COMMITMENTS AND CONTINGENCIES (con't.)

            g)    Litigation

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

NOTE 10      -    STOCKHOLDER'S EQUITY

         a )Stock Dividends


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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



NOTE 10      -    STOCKHOLDER'S EQUITY (con't.)

         c)        Warrants

                  i) Initially, each Warrant issued in the initial public offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's common stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, January 2000 10% common stock dividend and May 2000 20% common stock dividend the warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

                  ii) On April 15, 1998, the Company's Board of Directors
                      authorized the distribution of warrants to all holders of shares of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record received one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the Securities and Exchange Commission. The Company to date has not filed the registration statement.

NOTE 11      -    RELATED PARTIES TRANSACTIONS

           a) For the three months ended March 31, 2001 and 2000, $12,000 and $11,080, respectively of financial consulting fees were paid to an affiliate of the Company's President.

           b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of March 31, 2001, the unpaid portion amounted to $37,000, which has been classified as current. As of March 31, 2001, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 11      -    RELATED PARTIES TRANSACTIONS (con't.)

               c) During October 1999, Play Co. loaned funds to Breaking Waves in return for an unsecured promissory note in the amount of $200,000. Such note was due and was repaid in full on March 29, 2000 plus interest at 9% per annum.

               d) On November 29, 1999, Play Co. loaned additional funds to Breaking Waves in return for an unsecured promissory note in the amount of $400,000. Such note is due in two installments. The first installment of $100,000 was paid January 30, 2000 and the second installment of $300,000 was paid April 30, 2000. Interest accrued at 9% per annum.

               e) During October 1999, Play Co. loaned funds to the Company in return for an unsecured promissory note in the amount of $50,000. Such note was due and repaid in full on March 29, 2000 plus interest at 9% per annum.

NOTE 12 -         SUBSEQUENT EVENT

                  During April 2001, the motion picture "The Girl" was completed and accordingly, The Girl, LLC has commenced the marketing and distribution process of the motion picture. The distribution process in the United States has started with the release of the movie in theaters and the distribution process with foreign countries is still being negotiated.

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

General

         Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a new wholly-owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which it assigned its film production business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves"). Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its Initial Public Offering ("IPO"), it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear.

         The consolidated financial statements at March 31, 2001 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company" except where specific delineation is required), after elimination of all significant intercompany transactions and accounts.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by segment in order to be more meaningful.

         Three months ended March 31, 2001 as compared to the three months ended March 31, 2000

Breaking Waves

         For the three months ended March 31, 2001 and 2000, Breaking Waves generated net sales of $3,653,260 and $2,720,982, respectively, with a cost of sales amounting to $2,437,428 and $1,771,477, respectively. The increase in sales amounting to $932,278, or approximately 34.2%, from 2000 to 2001 was

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


primarily attributable to the introduction of the new "Coral Cove" product line. The gross profit for the three months ended March 31, 2001 amounted to $1,215,832, or 33.4% of sales, as compared to the three months ended March 31, 2000 during which it amounted to $949,505, or 34.9% of sales.

         Selling, general, and administrative expenses during the three months ended March 31, 2001 and 2000 amounted to $711,879 or 19.5% of sales and $497,260 or 18.3% of sales, respectively.

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended March 31:

                                                                          2001                      2000
                                                                 ---------------        -------------------
         Officers, office staff, designer and
              sales salaries and related benefits             $         134,459         $         134,827
         Commission expense                                              128,325                   57,412
            Warehousing costs                                            190,462                  121,872
         Royalty fees                                                     89,887                   59,198
         Rent expense                                                     24,522                   17,619
         Factor commissions                                               36,276                   25,335
         Miscellaneous general corporate
                 overhead expenses                                       107,948                   80,997

         The overall expense increase of approximately $214,619 is directly associated with the sales increase for the quarter as compared to the prior year quarter.

         In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

         During the quarter ended March 31, 2000, and subsequent thereto Play Co. converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' percentage. As of March 31, 2000, Breaking Waves' common stock percentage was approximately 11% which was subsequently reduced to approximately 1.5%. Accordingly, the investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Carrying value is based on fair market value during the quarter. The unrealized gain for the quarter ended March 31, 2000 which amounted to $698,500 has been recorded as a component of comprehensive income

         On March 28, 2001, Play Co. filed for protection under Title Eleven of the United States Code with the United State Bankruptcy Court for the Southern District of New York. The fair market value of the investment as of March 31, 2001 is $12,700. The change in unrealized gain or loss has been recorded as a component of comprehensive income.

         Interest expense in connection with its factoring agreement amounted to $156,022 and $92,192 for the three months ended March 31, 2001 and 2000, respectively.

         Breaking Waves generated net income of $351,767 and $347,726, for the three months ended March 31, 2001 and 2000, respectively, after an estimated income tax provision of $-0- and $5,000, respectively, for the three months ended March 31, 2001 and 2000.

Hollywood

         On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

         For the three months ended March 31, 2001 and 2000, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales have been minimal since the completion of the motion picture, the Company expects increases in sales during 2001 and thereafter as a result of a newly implemented marketing strategy.

         Hollywood has also invested in movie ventures. See "Investments in Movie Ventures."

Shopnet.com

         For the three months ended March 31, 2001 and 2000, Shopnet generated minimal revenue comprised of interest from its money market and other ancillary revenue from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $142,922 and $140,819 for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $2,103, or approximately 1.5%.

         The major components of the Company's expenses are as follows for the years ended December 31:

                                                                                      2001            2000

         Salaries  (officer and office staff) and stock compensation
             and related benefits                                               $     44,684     $    47,561
         Rent                                                                         19,156          19,402
         Legal and professional fees                                                  18,650          18,517
         Consulting fees                                                               6,000          11,080
         Other general corporate and administrative expense                           54,432          44,259

         Shopnet generated a net loss of $125,285 and $121,980 for the three months ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

         At March 31, 2001, the Company has a consolidated working capital amounting to $740,801. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 1.5% as of March 31, 2001 as evidenced by the 1,270,000 shares of common stock it currently owns. As of March 31, 2001, Breaking Waves has decreased its investment in Play Co. to $12,700 based on fair market value of its common stock holdings.

         The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of $900,400. Shopnet maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $800,000. Shopnet believes that such risk is minimal. Shopnet maintains a letter of credit with a financial institution as a condition of Breaking Wave's factoring agreement. The financial institution requires Shopnet to maintain $1,150,000 on deposit as collateral for the letter of credit. The $900,400 of certificates of deposit represents a portion of the $1,150,000. In addition, during 1999, Breaking Waves was required to transfer a $200,000 cash deposit to its factoring agent as additional collateral. Accordingly, both cash amounts are designated as restricted.

         For the three months ended March 31, 2001 and 2000, the Company reported consolidated net income of $207,797 and $205,008 after an income tax expense of $-0- and $5,466, respectively. In addition, for the three months ended March 31, 2001 and 2000, the Company reported comprehensive net income of $112,547 and $903,508, which includes an unrealized gain (loss) on the investment in Play Co. of ($95,250) and $698,500, respectively.

         On February 1, 2000, the Company sold 100,000 shares of common stock for $300,000 (before certain offering costs) pursuant to a transaction with an unrelated party.

         On March 30, 2000, the Company entered into a revolving line of credit agreement with a bank. Total available credit under the line of credit was $250,000. Total borrowings under the line as of March 31, 2000 were $100,000. The outstanding balance was to be repaid in monthly installments including 9% interest. As a condition of the line of credit, the Company was required to deposit $250,000 in a certificate of deposit as collateral. The certificate of deposit was classified as restricted cash.


Investments in Movie Ventures

Battle Studies

         Pursuant to a co-production agreement dated April 17, 1998, Hollywood invested $220,000 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies"), a limited liability company. North Folk Films, Inc., an unrelated party, also invested $220,000 for the remaining 50% interest in Battle Studies. Battle Studies is treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. Total production costs to date have aggregated approximately $440,000 of which Hollywood has funded 50%. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to Hollywood. The film was shown in January 1999 in both New York and at the Brussels Film Festival.

         Hollywood accounts for the investment in Battle Studies on the equity method. Accordingly, as of March 31, 2001, Hollywood has recorded its investment at $215,163. This represents its initial investment of $220,000 less $4,837 of equity loss for its proportionate share of Battle Studies.

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

         On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN, Inc. ("KOAN") to distribute and promote Battle Studies' motion pictures ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty-four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty - four month period. Battle Studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

The Girl

         Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company formed to finance, produce and distribute the film "The Girl". In return for its participation in The Girl, LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl, LLC. The Girl, LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

         Hollywood accounts for the investment in The Girl, LLC under the equity method. Accordingly, as of March 31, 2001, the Company has only recorded its initial $35,000 investment since the release of the movie occurred in April 2001.

Factoring Arrangements

CIT Group

         On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and
 .65% of receivables sold in excess of $5,000,000 for each year. Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into with Century Business Credit Corporation (" Century"). Interest expense related to this agreement totaled $-0- and $92,192 for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, a balance of $1,683 is due from CIT. As of March 31, 2000, the net advances to Breaking Waves from CIT amounted to $1,178,638.

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

         Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and/or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction. Interest expense related to this agreement totaled $156,022 for the three months ended March 31, 2001. Century has a secured interest in Breaking Wave's inventory as collateral for the advances. As of March 31, 2001, the net advances to Breaking Waves from Century amounted to $1,825,787.

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

         Rent expense for the three months ended March 31, 2001 and 2000 amounted to $43,677 and $41,971, respectively.


License Agreements

         On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach"). Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby so extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. The Company recorded royalties under this agreement totaling $75,000 and $59,198 during the three months ended March 31, 2001 and 2000, respectively.

         During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York Corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under this agreement totaling $14,887 for the three months ended March 31, 2001.

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

                                     PART II

Item 1. Legal Proceedings: On or about June of 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then not allowing the plaintiff to exercise these options). The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. We have responded to the complaint and denied the allegations. We intend to contest this action vigorously and believe that such claims are baseless and without merit.

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

Item 2.           Changes in Securities and Use of Proceeds:  None

Item 3.           Defaults Upon Senior Securities:   None

Item 4. Submission of Matters to a Vote of Security Holders: On March 9, 2001, the Company held its Annual Meeting of Stockholders In the election of directors, the six director nominees were elected with the following votes:

                                                                           Number Of Votes
         Nominee                                              For               Withheld

         Harold Rashbaum                                   1,765,352            5,245
         Jeanne Falletta                                   1,770,144              453
         Alain LeGuillou, M.D.                             1,767,418            3,179
         +James Frakes                                     1,770,058              539
         Michael Friedland                                 1,770,058              539
         Debra Riggs                                       1,770,058              539

The Stockholders voted in favor of the ratification of the appointment of Massella, Tomaro & Co. as independent auditors for the fiscal year ended December 31, 2000 as follows:

                                                                      Number Of Votes
         Ratification of Appointment of Auditors              For         Against        Abstain
         ---------------------------------------              ---         -------        -------
                                                           1,767,695        200           2,682

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of May 2001.


                                               SHOPNET.COM,INC.



                                  By:      ______________________________
                                           Harold Rashbaum
                                           President and Chief Executive Officer