Form 10KSB
period 2001-06-30
SHOPNET COM INC
filed 2001-10-15
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from January 1, 2001 to June 30, 2001

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                     13-3871821
---------------------------------------         -----------------------------------
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

         The Registrant's consolidated revenues for its six month transition period ended June 30, 2001 were $4,728,948.

         The aggregate market value of the voting stock on October 10, 2001 (consisting of Common Stock, par value $0.001 per share) held by non-affiliates was approximately $1,964,201 based upon the closing price for such Common Stock on said date ($.42), as reported by a market maker. On such date, there were 7,472,224 of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The statements which are not historical facts contained in this Transition Report are forward looking statements that involve risks and uncertainties, including, but not limited to instability of revenues, future losses and unpredictable operating results. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock give effect to the 1 for 3 reverse stock split effected in February 1998, 100% Common Stock dividend effected in February 1999, 10% Common Stock dividend effected in February 2000 and the 20% Common Stock dividend effected in June 2000.

     In June 2001, the Company's Board of Directors voted to change the end of the Company's fiscal year from December 31 to June 30. The accompanying consolidated financial statements as of June 30, 2001 reflect the results of operations for the six months ended June 30, 2001.

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


Motion Picture Business

General

     Since its inception in December 1995, the Company has co-produced three motion pictures: "Dirty Laundry," "Machiavelli Rises" and "The Girl." Each such film had limited theatrical runs shortly after release. The Company's primary focus for the forseeable future will be to work directly, or through distribution arrangements with third parties, to establish distribution for these completed films through public or cable television - via pay-per-view, premium and standard channels - the sale of video rights and/or foreign distribution. To a lesser extent, the Company will continue to seek to acquire screenplays and produce motion pictures, either directly or through collaborative arrangements, to be distributed primarily through public or cable television and the sale of video rights.

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

     In April 1996, the Company formed D.L. Productions, Inc. ("D.L. Productions"), a New York corporation, as a wholly owned subsidiary, for the purpose of holding title to and producing the Dirty Laundry film and receiving revenues from the distribution thereof. The Purchase Agreement conveyed all rights to the screenplay and the film itself to the Company. In return, Rogue directed "Dirty Laundry" and has the right to 25% of its profits as described in the Production Agreement. Rogue also retained the right to produce a live comedy or musical upon the earlier of five years after Dirty Laundry's release or the Company's approval. In addition, Michael Normand, a principal of Rogue, retained the right to adapt the screenplay of Dirty Laundry into a novel on the Company's approval of the compensation it is to receive therefrom. The Production Agreement provided for the principals of Rogue to direct and retain creative control of the production of the film while the Company retains final approval.

     In November 1997, with production of the movie complete, the Company effected the dissolution of D.L. Productions. Its assets were transferred to the Company, and the Company took over the marketing of Dirty Laundry.

     In June 1998, the Company entered into an agreement with Artistic License Films, Inc. ("ALF") whereupon ALF agreed to use its best efforts to distribute the film in at least three New York theaters and two Los Angeles theaters. In exchange for its efforts, ALF received a $20,000 retainer fee which constitutes an advance against ALF's distributor's fee of 25% of the gross receipts from the theatrical distribution of the film

     The film was released to five New York and three Los Angeles theaters. It had a limited run during the fall of 1998 and received marginal reviews (two stars out of four). Currently, the Company is directly working to distribute the film through various channels, including public or cable television, the sale of video rights and foreign distribution.

     "Dirty Laundry" is a romantic comedy shot in the New York tri-state area. It stars Jay Thomas as Joey (a dry cleaner going through a mid-life crisis), and Tess Harper as Beth (a sex advice columnist for a woman's magazine and Joey's wife of 15 years). Joey's dry cleaning business is doing poorly, and he is convinced that he is aging prematurely. Given their increasing lack of intimacy, Beth encourages Joey to seek counseling, which he does unbeknownst to Beth, who has become attracted to her chiropractor. Throughout the film, a variety of bizarre mishaps occur which result in the couple's rekindling of their lost romance with a surprise ending. Mr. Thomas has co-starred in the motion picture "Mr. Holland's Opus" and is known for his television work in "Love & War," "Cheers," "Murphy Brown," and "Mork & Mindy," and, until recently, was the host of WTJM "Jammin" 105.1 FM, a New York radio station. Ms. Harper earned a Golden Globe nomination for her performance in the film "Tender Mercies" and an Oscar nomination for her role in the film "Crimes of the Heart."

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

     In September 2000 and January 2001, Battle Studies entered into two-year agreements with each of Raven Pictures International and Koan, Inc. for the distribution of "Machiavelli Rises" internationally and domestically, respectively. See "Management's Discussion and Analysis or Plan of Operation - Investment in Joint Ventures - Battle Studies Productions, LLC." To date, the film has not generated any distribution revenues.

"The Girl"

     In July 1999, the Company entered into an agreement with ALF with respect to the production of a film entitled "The Girl." Pursuant to such agreement, the Company and ALF formed a limited liability company, The Girl, LLC ("Girl LLC"), to finance, produce and distribute the film. As of June 30, 2001, the Company invested $35,000 for a 22.533% interest in Girl LLC. "The Girl" was completed in the spring of 2001, has been exhibited at several film festivals and had a very limited theatrical distribution in New York City. The Girl LLC is in the process of attempting to secure video and foreign distribution arrangements.

     "The Girl," which was filmed in Paris, categorized as a faux film noir, chronicles a lesbian relationship.

Production

     The Company intends to continue to review screenplays for acquisition and co-production, although to a lesser extent. Typically, once a screenplay is acquired (i) a budget is prepared, (ii) revisions to the screenplay are made,
(iii) the talent, production crews, and all ancillary items required for the filming of the motion picture are hired and/or otherwise obtained, and (iv) a film schedule is established. Once filming is complete, the film is edited, sound and special effects are added, and a final print is produced. The Company then arranges private showings of the film and attempts to secure domestic and foreign distributors.

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

Distribution, Billing and Revenues

     Generally, distribution of a film may be undertaken either by a motion picture studio, an independent distributor, or through an agent. The Company expects that any existing films or future films it may produce will be distributed by an independent distributor or itself through an agent. In a distribution arrangement, the production company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. The release of films may be done in platforming stages. A screening is then held, and critics are invited to review the film. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additional markets and theaters.

     The Company does not expect extensive theatrical distribution of its existing or future films. Rather, after limited theatrical distribution a film may be distributed through public or cable television - via pay-per-view, premium, and standard channels - and/or through the sale or rental of videotapes. The Company may enter into agreements with different distributors for different markets or sell all the rights to one distributor. Revenues generated are distributed to all parties involved including the distributor, the producers, the owners, and the talent pursuant to extensive formulas previously agreed upon.

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company plans to take all appropriate and reasonable measures to secure, protect, and maintain or obtain agreements from licensees to secure, protect, and maintain copyright protection for all of the motion pictures it distributes under the laws of all applicable jurisdictions.

     The Company estimates that between 12 and 18 months will elapse between the commencement of expenditures by the Company in the acquisition of a screenplay, the production of a motion picture, and its release. The Company does not expect to receive revenues, if any, from the exploitation of a film until approximately 24 to 36 weeks after its release. Notwithstanding there can be no assurance that any completed film will ever establish distribution at any level or generate any revenues to the Company. Billing in the industry typically occurs quarterly: theaters pay distributors on a quarterly basis, and the Company is paid the following quarter. In the event a distributor desires to distribute one of the Company's films, however, such distributor may either (i) offer an initial payment to the Company against, or in addition to, future royalties or (ii) purchase the film outright.

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

Competition in the Film Industry

     The film industry is immense with many well capitalized industry leaders producing commercial films capable of wide theatrical distribution. The Company competes, and will continue to compete, with these and other institutions which produce, distribute, exploit and finance films, many of which have substantial financial and human resources considerably more extensive than the Company's. These institutions include the major film studios - including Disney, Universal, MGM, and Sony - as well as smaller independent film companies and television and cable networks. Industry members compete substantially for the hire or purchase of a limited number of producers, directors, actors, and screenplays which are able to attract major distribution in all media and all markets throughout the world.

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

     Breaking Waves markets swimwear under private brand labels including "Breaking Waves," "All Waves," and "Making Waves." In July 2000, Breaking Waves added a new line of girls' swimwear which is sold under the label, "Coral Cove." Breaking Waves also licenses rights to the name "Daffy Waterwear" and the "Gottex" trademark in connection with the manufacture and sale of girls' swim and related beach wear.


Products, Design, Supplies and Inventory

     Breaking Waves designs, manufactures, and sells both private label and name brand girl's swimwear and accessories. It has an office in Homestead, Florida where its designer designs all styles for its swimwear lines and accessory items. Each season, roughly 20-25 prints and fabrics are developed for the "Breaking Waves" line, with generally between 10 to 20 prints and fabrics developed for each of its other lines. For the six months ended June 30, 2001, the "Coral Cove" line accounted for approximately one-third of Breaking Waves' total sales volume, with the other four lines accounting for, in equal parts, the remainder of Breaking Waves' volume for such period. Prior to the introduction of the "Coral Cove" and "Gottex" lines, for the year ended December 31, 2000, the "All Waves" line accounted for approximately one-third of Breaking Waves' total volume, with the remaining two lines accounting for, in equal parts, the remainder of Breaking Waves' volume.

     In designing its children's swimwear, Breaking Waves adapts certain of the prints and styles it is provided by Beach Patrol Inc., the licensor of "Daffy Waterwear" and Gottex Models Ltd. which management feels are appropriate for children's wear. Of each fabric or print chosen, the Company usually manufactures two swimsuits: a one-piece model and a two-piece model.


     Once Breaking Waves has chosen the prints and colors it desires to use for its children's swimwear, it sends the artwork for the fabric to its agent in Korea who disseminates them to one or more clothing manufacturers for
prototyping   and  the  knitting  or  weaving  and  printing  of  fabrics.   The
manufacturer returns the fabrics to Breaking Waves, and upon Breaking Waves' approval, the fabrics are sent, with the desired design, to any one or more of several Indonesian or Korean companies where the fabric is cut and sewn into a completed product. Finished goods are shipped from the manufacturer to a public warehouse in the City of Industry, California. Breaking Waves has found that this process is the most cost-effective means of operating its business. It expects to continue its operations in this manner in the future, though it may use other manufacturers and suppliers in different countries.

     Breaking Waves' swimwear typically is produced in two blended fabrics: one is a blend of nylon and lycra spandex, and the other is a blend of cotton, polyester, and lycra spandex. Each product line uses different designs and emphasizes different fabric blends.

     For the six months ended June 30, 2001, 80% of Breaking Waves' finished products were purchased from an Indonesian manufacture, with the balance purchased from a Korean manufacturer. For the year ended December 31, 2000 Breaking Waves' finished products were purchased 80%, 15% and 5% from Indonesian, Samoan and Korean manufacturers, respectively. Although the Company believes that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such piece goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of Breaking Waves and the Company.

     Since Breaking Waves purchases finished garments from overseas contractors, it does not buy or maintain an inventory of sub-materials. It has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. Breaking Waves' inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Marketing and Sales

     The "Breaking Waves," "Daffy Waterwear," "Coral Cove" and "Gottex" lines are distributed and sold through better department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups.

     Breaking Waves sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. Over the past several years, certain of its customers have included the Dillard and Federated department store groups as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx and Marshalls. For the six months ended June 30, 2001, Breaking Waves had two customers representing in the aggregate, 37% of net sales, as compared to three customers representing in the aggregate, 46% of net sales, for the year ended December 31, 2000.

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

     In addition to its in-house sales and showroom personnel, approximately twenty independent sales representatives throughout the United States sell Breaking Waves merchandise on a non-exclusive basis. These representatives service department stores and smaller specialty retailers. In some cases, separate independent representatives sell the "Daffy Waterwear" line. None of these representatives is under contract with Breaking Waves; nor does any receive a salary. Rather, each is paid a commission based upon his sales. In addition to showroom sales and sales representatives calling on customers, Breaking Waves exhibits its products at major trade shows. End of season and discontinued merchandise is sold to off-price stores.

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

Trademarks

     Breaking Waves relies on common law and registered trademarks for usage of its private label swimwear lines under the names "Breaking Waves," "All Waves" and "Coral Cove." Breaking Waves has licensed rights to the "Daffy Waterwear" and "Gottex" names for girls swim and beach wear. See "Management's Discussion and Analysis or Plan of Operations of - License Agreements" for a description of each of such license arrangements.

     There can be no assurance that such trademarks owned or licensed by the Company adequately will be protected against infringement. In addition, there can be no assurance that Breaking Waves will not be found to be infringing on another company's trademark. In the event Breaking Waves finds another party to be infringing upon one of its trademarks, if registered, or is found by another company to be infringing upon such company's trademark, there can be no assurance that Breaking Waves will be successful in any resultant litigation it may ultimately become involved in.


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

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department stores and national retail clothing chains to jointly advertise and market their products. Since Breaking Waves does limited advertising and marketing and has no agreement with any department store or national retail chain to advertise any of its products, it competes with companies that have brand names that are well known to the public. All other factors being equal, it can be expected that a retail shopper will buy a "brand name" garment before he buys an "unknown" brand, depending on price.

Seasonality

     Breaking Waves' business is seasonal. A large portion of its revenues and profits are derived between November and March. Each year from April through October, Breaking Waves designs and manufactures the following season's swimwear lines. There can be no assurance that revenues received from December to June will support Breaking Waves' operations for the rest of the year.


Employees

     Mr. Harold Rashbaum, the Company's Chairman of the Board, President and Chief Executive Officer oversees the Company's consolidated operations. The Company has one other executive officer, a designer, controller and 3 office personnel to oversee Breaking Wave's operations on a full-time basis, and employs a Vice-President of Design, Merchandising and Production on a part-time basis. Breaking Waves has approximately twenty independent sales persons representing the Breaking Wave's lines on a non-exclusive basis. Hollywood's operations are governed by Mr. Rashbaum. Most screenwriters, performers, directors, and technical personnel involved in the Company's films are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films resulting in increased production costs and delayed return of investments.


Business Risks

Film Production

     The likelihood of the success of any film and the Company's ability to stay on budget and on schedule for each film must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the production of a motion picture. Due to unforeseen problems and delays including illness, weather, technical difficulty, and human error, by completion, most films are considerably over budget. In addition, the lack of experience of management in this industry, the limited operating history and capital of the Company, and the competitive environment in which the Company operates may cause increased expenses due to mistakes and delays in the production of the films.

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

Swimwear

     The apparel industry is a cyclical industry, with consumer purchases of swimwear, accessory items, and related goods tending to decline during recessionary periods when disposable income is low. Accordingly, a prolonged recession would in all likelihood have an adverse effect on the operations of Breaking Waves and the Company. Breaking Waves operates in only one segment of the apparel industry, specifically swimwear, and is therefore dependent on the demand for such goods. Decreases in the demand for swimwear products would have a material adverse effect on the Company's business as a whole.

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


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 14 East 60th Street, Suite 402, New York, New York 10022, (212) 688-9223, comprising approximately 1,800 square feet. The Company leased its office space in November 1996 for a term of five years, at an approximate base annual rental of $70,000. Upon the lease's expiration on November 30, 2001, the executive offices will relocate to Breaking Waves' facilities described below.

     Breaking Waves maintains its executive offices and showroom at 112 West 34th Street, New York, New York 10120. Until January 1998, this space was approximately 1,000 square feet and comprised only office space. In January 1998, Breaking Waves amended its lease and rented an additional 1,000 square feet. The lease is for a term of seven years, expiring December 2004, at an annual rental of $71,600. In July 2001, Breaking Waves terminated this lease, effective August 31, 2001. A new 6-year lease for an aggregate of 2,200 square feet expiring September 30, 2007 was signed, which becomes effective on November 1, 2001, or such later date as the landlord of such premises completes construction. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Breaking Waves also maintains a Florida office, comprising approximately 780 square feet, with annual payments of approximately $11,000.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

         The Company's Common Stock is quoted on the SmallCap Market of the Nasdaq Stock Market and the Third Segment of the Frankfurt Stock Exchange. The following table sets forth representative high and low sale prices as reported by a market maker for the Company's Common Stock and Warrants, during the period from January 1, 1999 through October 10, 2001. Sales prices reflect prices between dealers and do not include resale mark-ups, mark-downs, or other fees or commissions.

                                                         Common Stock                         Warrants

Calendar Period                              Low               High              Low              High

1999(1)(2)
----

01/01/99 - 03/31/99                            .50              2.78              .03              .31
04/01/99 - 06/30/99                           1.06              3.09              .06              .41
07/01/99 -  09/30/99                          2.06              2.75              .13              .28
10/01/99 - 12/31/99                           2.06              3.44              .13              .31

2000(2)

01/01/00 - 03/31/00                           2.56              7.72              .13              .72
04/01/00 - 06/30/00                           2.44              5.13              .13              .47
07/01/00 - 09/30/00                           2.38              3.98              .25              .31
10/01/01 - 12/31/00                            .25              3.00              .16              .28

2001(2)

01/01/01 - 03/31/01                            .19               .89              .09              .22
04/01/01 - 06/30/01                           1.00              2.18              .14              .18
07/01/01 -10/10/01                             .42              1.56              .02              .15

         As of October 10, 2001, there were 47 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of October 10, 2001, the number of outstanding shares of the Company's Common Stock was 7,472,224. (This number includes an aggregate of 2,420 shares of Common Stock being held by the Company on behalf of certain shareholders pending their submission for exchange of stock certificates outstanding on the date of the Company's one-for-three reverse stock split, as adjusted for the reverse stock split and subsequent stock dividends.

     1  The  above  prices   reflect  the  price  for   post-split   shares  and
post-adjustment Warrants.

     2 The table reflects the price for post-dividend shares and post-adjustment Warrants since February 5, 1999.

         Initially, each Warrant issued in the IPO entitled the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share, until September 9, 2001. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's Common Stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of Common Stock at an exercise price of $9.00. Giving effect to the February 1999 100% Common Stock dividend, February 2000 10% Common Stock dividend and June 2000 20% Common Stock dividend, the Warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of Common Stock or, each Warrant, exercisable at an exercise price of $3.87 purchases 1 share of Common Stock.

         In August 2001, the Company extended the term of the Warrants for an 18 month period. The current expiration date of the Warrants is March 10, 2003. There is no current Registration Statement on file with the Securities and Exchange Commission ("SEC") covering the shares of Common Stock issuable upon exercise of the Warrants. Accordingly, the Warrants cannot currently be exercised. The Company plans to file a Registration Statement with the SEC in the future.

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

10% Common Stock Dividend

         On January 7, 2000, the Company's Board of Directors authorized the issuance of a 10% stock dividend to all holders of Common Stock as of January 20, 1999, payable February 1, 2000.

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

Recent Sales of Unregistered Securities

         In February 1998, in private transactions, the Company sold an aggregate of 792,000 shares of Common Stock to three entities at a price of $0.295 per share for an aggregate price of $195,000. These shares were purchased by the following accredited investors: Full Moon Development, Inc., Volcano Trading, Inc., and American Telecom Corp. See "Security Ownership of Certain Beneficial Owners and Management." The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

         In April 1998, in private transactions, the Company sold an aggregate of 924,000 shares of Common Stock to three entities at a price of $0.73 per share for an aggregate price of $560,000. These shares were purchased by the following accredited investors: Amir Overseas Capital, Ltd., HDS Capital Corp. (whose secretary is related to the Company's President), and Galit Capital, Ltd. See "Security Ownership of Certain Beneficial Owners and Management." The private offering was conducted in reliance upon Rule 506 of the General Rules and Regulations under the Act. The proceeds from these sales were used by the Company for general working capital and to fund the Company's interest in Battle Studies. No underwriter was used in connection with this offering.

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

General

         Shopnet was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a wholly-owned subsidiary, Hollywood to which it assigned its motion picture business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves. Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its IPO, it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear. As of June 30, 2001, the Company changed its year end from December 31 to June 30.

         The consolidated financial statements at June 30, 2001 and 2000 and at December 31, 2000 and 1999 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by entity in order to be more meaningful.

         Six months ended June 30, 2001 as compared to the six months ended June 30, 2000

Breaking Waves

         For the six months ended June 30, 2001 and 2000, Breaking Waves generated net sales of $4,728,948 and $3,673,770, respectively, with related cost of sales amounting to $3,303,919 and $2,491,788, respectively. The increase in sales amounting to $1,055,178, or approximately 29%, from 2000 to 2001 was primarily attributable to the new Gottex and Coral Cove lines. The gross profit for the six months ended June 30, 2001 amounted to $1,425,029, or 30%, as compared to the six months ended June 30, 2000 during which it amounted to $1,181,982, or 32%. The decrease of 2% is due to higher production costs.

         Selling, general, and administrative expenses during the six months ended June 30, 2001 and 2000 amounted to $1,216,127 and $813,416, respectively. The increase amounting to $402,711 or approximately 50%, is primarily attributable to higher warehousing costs and royalty and consulting expense related to the Gottex license agreement. As a percentage of sales, selling, general and administrative expenses increased to 26% from 22% for the six months ended June 30, 2001 and 2000, respectively.

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the six months ended June 30:

                                                                        2001                 2000
                                                              ----------------       -------------------

         Officers, office staff and
               designer salaries and related benefits          $       225,242  $           262,061
         Commission expense                                            149,992               64,484
         Warehousing costs                                             240,858              151,221
         Royalty fees                                                  176,610               99,113
         Rent expense                                                   44,200               40,909
         Factor commissions                                             55,166               39,994
         Miscellaneous general corporate
                overhead expenses                                      324,059              155,634

         Interest expense in connection with its factoring agreement amounted to $256,429 and $168,115, for the six months ended June 30, 2001 and 2000, respectively. The increase is due to the increase in sales.

         In November 1998, Breaking Waves purchased 1,400,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 in merchandise. After the initial purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

         During the six months ended June 30, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co.'s common stock thereby diluting Breaking Waves' ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 1.5% of June 30, 2001. Breaking Waves accounted for its investment in Play Co. in accordance with the equity method of accounting to the point it maintained at least a 20% ownership interest. Once its investment was below 20%, Breaking Waves accounted for the investment in accordance with the cost method of accounting which valued the investment at $- 0 - due to the prior equity losses in Play Co.'s operations. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $6,350 and $267,000 as of June 30, 2001 and 2000, respectively. Accordingly, Breaking Waves recorded an unrealized (loss) gain of ($101,600) and $266,700 for the six months ended June 30, 2001 and 2000, respectively, which has been recorded as a component of comprehensive income (loss) in the statements of operations.

         Breaking Waves generated net (loss) income of ($84,561) and $180,246 for the six months ended June 30, 2001 and 2000, respectively. The loss generated during the six months ended June 30, 2001 is primarily attributable to a lower gross profit percentage, higher interest expense and warehousing costs and a new consulting agreement.

         Breaking Waves' comprehensive loss was $186,161 for the six months ended June 30, 2001 versus comprehensive income of $446,946 for the six months ended June 30, 2000.

Hollywood

         On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

         For the six months ended June 30, 2001 and 2000, Hollywood generated no sales from its motion picture "Dirty Laundry". Although sales prior to and including the six months ended June 30, 2001 were minimal, the Company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry." There can be no assurance that the Company's new marketing and distribution strategies will be successful in generating sales from "Dirty Laundry." Upon a review of the net realizable value of the movie costs, management has determined that a $145,272 and $100,000 write down was necessary as of June 30, 2001 and 2000, respectively. Accordingly, Hollywood generated a loss of $149,270 and $100,000 for the six months ended June 30, 2001 and 2000.

         Subsequent to "Dirty Laundry," Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

Shopnet.com

         For the six months ended June 30, 2001 and 2000, Shopnet generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $283,581 and $283,244 for the six months ended June 30, 2001 and 2000, respectively. This represents an increase of $337, or less than 1%.

         The major components of the Company's expenses are as follows for the six months ended June 30:

                                                                              2001           2000
                                                                       -----------    --------------------
         Salaries  (officer and office staff) and stock
              compensation and related benefits                          $        93,454  $        105,037
         Rent                                                                     39,286            38,171
         Legal and professional fees                                              54,529            40,964
         Consulting fees                                                          15,750            17,080
         Other general corporate and administrative expenses                      80,562            81,992

         Shopnet generated a net loss of $285,838 and $283,692 for the six months ended June 30, 2001 and 2000, respectively. These net losses include on a consolidated basis amortization of goodwill of $35,476 in each period.

         Year ended December 31, 2000 as compared to the year ended December 31, 1999

Breaking Waves

         For the years ended December 31, 2000 and 1999, Breaking Waves generated net sales of $5,713,133 and $4,756,497, respectively, with related cost of sales amounting to $3,764,258 and $3,214,704, respectively. The increase in sales amounting to $956,636, or approximately 20%, from 1999 to 2000 was primarily attributable to the introduction of the new Coral Cove product line. The gross profit for the year ended December 31, 2000 amounted to $1,948,875, or 34%, as compared to the year ended December 31, 1999 during which it amounted to $1,541,793, or 32%.

         Selling, general, and administrative expenses during the years ended December 31, 2000 and 1999 amounted to $1,638,809 and $1,503,993, respectively. The increase, amounting to $134,816 or approximately 9%, is primarily attributable to factoring and warehousing costs. As a percentage of sales, selling, general, and administrative expenses decreased to 29% from 32% for the years ended December 31, 2000 and 1999.

         The major components of the Breaking Waves' selling, general, and administrative expenses are as follows for the years ended December 31:

                                                                        2000                 1999
                                                              ------------------   ------------------
         Officers, office staff and
               designer salaries and related benefits         $        535,137     $       499,642
         Commission expense                                             94,489             112,475
         Warehousing costs                                             228,934             178,479
         Royalty fees                                                  171,869             173,700
         Rent expense                                                   87,690              96,404
         Factor commissions                                             56,683              50,956
         Miscellaneous general corporate
                overhead expenses                                      464,007             392,337

         Interest expense in connection with its factoring agreement amounted to $305,309 and $228,772, for the years ended December 31, 2000 and 1999, respectively. The increase is due to the increase in sales.

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

         During the year ended December 31, 2000, certain Play Co. preferred shareholders converted their Series E Convertible Preferred Stock into Play Co's common stock thereby diluting Breaking Waves ownership interest in Play Co. The percentage ownership of Breaking Waves' investment was diluted to approximately 1.5% as of December 31, 2000. Breaking Waves accounted for its investment in Play Co. in accordance with the equity method of accounting to the point it maintained at least a 20% ownership interest. Once its investment was below 20%, Breaking Waves accounted for the investment in accordance with the cost method of accounting which valued the investment at $-0- due to the prior equity losses in Play Co.'s operations. In accordance with SFAS No. 115 "Accounting for certain investments in debt and equity securities," since such securities are classified as available for sale, the value of such investment was revalued and recorded at the fair market value which was approximately $108,000 as of December 31, 2000. Accordingly, Breaking Waves recorded an unrealized gain of approximately $108,000 for the year ended December 31, 2000, which has been recorded as a component of comprehensive income (loss) in the statements of operations.

         Breaking Waves generated a net income (loss) of $663 and ($1,025,449), for the years ended December 31, 2000 and 1999, respectively. The net loss generated for the year ended December 31, 1999 includes an equity loss (non - cash loss) of $994,305 from Play Co.

         Breaking Waves' comprehensive income was $108,613 for the year ended December 31, 2000 versus a comprehensive (loss) of $1,025,449 for the year ended December 31, 1999. The comparisons of the comprehensive net income (loss) for the two years excluding the affect of the investment in Play Co. are $663 for 2000 and ($31,144) for 1999.

Hollywood

         On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

         For the years ended December 31, 2000 and 1999, Hollywood generated no sales from its motion picture "Dirty Laundry". Although sales prior to, and including, the year ended December 31, 1999 were minimal, the Company expects to effect increased sales during 2001 and thereafter as a result of a new marketing strategy which, among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry." There can be no assurance that the Company's new marketing and distribution strategies will be successful in generating sales from "Dirty Laundry." Upon a review of the net realizable value of the movie costs, management determined that a $308,564 and $261,000 write down was necessary as of December 31, 2000 and 1999, respectively. Accordingly, Hollywood generated a loss of $314,064 and $265,153 for the years ended December 31, 2000 and 1999, respectively. Subsequent to "Dirty Laundry," Hollywood also has invested in other movie ventures, none of which have generated revenue to date. See "Investment in Joint Ventures."

Shopnet.com

         For the years ended December 31, 2000 and 1999, Shopnet generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $554,434 and $630,014 for the years ended December 31, 2000 and 1999, respectively. This represents a decrease of $75,580, or approximately 12%.

         The major components of the Company's expenses are as follows for the years ended December 31:

                                                                                2000                 1999
                                                                         ---------------       -----------
         Salaries  (officer and office staff) and stock
              compensation and related benefits                          $       192,135     $     231,631
         Rent                                                                     76,234            74,907
         Legal and professional fees                                              99,610            61,634
         Consulting fees                                                          27,080            45,824
         Other general corporate and administrative expenses                     159,375           204,018

         Shopnet generated a net loss of $593,575 and $685,477 after an income tax (benefit) expense of ($8,140) and $53,369 for the years ended December 31, 2000 and 1999, respectively. Those net losses include on a consolidated basis amortization of goodwill of $70,952 in each year. The income tax expense in 1999 was primarily a result of an increase in the valuation allowance associated with some of the Company's federal net operating losses. The Company has a consolidated net operating loss carryforward of approximately $2,148,000 for federal tax purposes which is expected to be utilized in the future as a result of filing consolidated federal income taxes with its subsidiaries, Breaking Waves and Hollywood.

Liquidity and Capital Resources

         At June 30, 2001, the Company's consolidated working capital amounted to $159,203. The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. Breaking Waves' ownership interest in Play Co. amounted to approximately 1.5% as of June 30, 2001 as evidenced by the 1,270,000 shares of common stock it currently owns. As of June 30, 2001, Breaking Waves' investment in Play Co. decreased to $6,350 based on the fair market value of its common stock holdings. On March 28, 2001, Play Co. and certain of its subsidiaries all filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing.

         The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash are certificates of deposit of approximately $750,000. The Company maintains cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $665,000. The Company believes that such risk is minimal. The Company maintains a letter of credit with a financial institution as a condition of its factoring agreement. The financial institution initially required the Company to maintain $1,150,000 as collateral for the letter of credit. In September 2001, this was increased to 1,450,000. At June 30, 2001, the $750,169 of the Company's certificates of deposit represented a portion of the $1,150,000 required collateral. Subsequent to September 15, 2001, approximately $400,000 of the Company's certificates of deposit represented a portion of the $1,450,000 required collateral.

         In addition, during 1999, Breaking Waves was required to transfer a $200,000 cash deposit to its factoring agent as additional collateral. Accordingly, both cash amounts are designated as restricted.

         For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, the Company reported consolidated net income (loss) of ($519,669),($203,446), ($906,976) and ($1,976,079) after an income tax
(benefit) provision of ($456), $10,970, ($6,004) and $12,273 and a comprehensive net (loss) income of ($621,269), $63,254, ($799,026), and ($1,976,079), respectively.

Investment in Joint Ventures

         Battle Studies Productions, LLC

         In April 1998, the Company entered into a co-production agreement with North Fork for "Machiavelli Rises." The Company and North Fork formed Battle Studies to finance, produce and distribute the film. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. Total production costs to date have aggregated approximately $425,000 of which the Company has funded approximately $218,500. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional costs incurred by same, any remaining proceeds shall be distributed 50% to North Folk and 50% to the Company. The film was shown in January 1999 in both New York and at the Brussels Film Festival.

         The Company accounts for the investment in Battle Studies on the equity method. For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, the Company recorded $1,473, $-0-, $4,290 and $-0-, respectively, equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of June 30, 2001 and December 31, 2000.

         On October 12, 2000, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle Studies' motion picture ("Machiavelli Rises") to foreign countries. Battle Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets. The term of the agreement is for twenty - four months for all portions of territory outside of the United States and English speaking Canada. Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenue derived from foreign countries less $20,000 for marketing and advertising expenses.

         On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN, to distribute and promote Battle Studies' motion picture ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for Free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty - four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty - four month period. Battle Studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

         The Girl, LLC

         Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl," Hollywood invested through June 30, 2001 $35,000 for a 22.533% interest in a new entity, The Girl, LLC, a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

         Hollywood accounts for the investment in Girl LLC under the equity method. As of June 30, 2001, the Company has recorded its investment at $33,702. This represents its initial investment of $35,000 less $1,298 of equity loss for its proportionate share of Girl LLC.

Factoring Arrangements

         CIT Group

         On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and
 .65% of receivables sold in excess of $5,000,000 for each year. Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. Interest expense related to this agreement totaled $204,821 and $228,772 for the years ended December 31, 2000 and 1999, respectively. As of June 30, 2001 and December 31, 2000, the net due to Breaking Waves from CIT amounted to $-0- and $312, respectively. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into with Century Business Credit Corporation ("Century").

         Century Business Credit Corporation

         On or about September 12, 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Century to sell their interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and its investment in Play Co. which is represented by 1,270,000 shares of Play Co.'s common stock. In September 2001, Century required the Company to increase the amount of collateralized standby letters of credit by $300,000, raising such amount to $1,450,000.

         To date, standby letters of credit in the aggregate amount of $1,050,000 secured by assets of third parties have been provided to the Company. This has enabled the Company to reduce the amount of cash in the segregated account, enabling it to utilize such funds for operations. Such assets are available to Breaking Waves for a ten year term, subject to earlier termination in the event of default. Breaking Waves is obligated to make an annual payment to each of the two entities which provided such assets, equal to an aggregate of 1-1/4% of net sales of Breaking Waves through June 30, 200l, and an aggregate of 1-3/4% of net sales of Breaking Waves for each year the letter of credit is available thereafter, payable 45 days after the end of each fiscal quarter. On the closing date, such entities received funds in the aggregate amount of $36,750 reflecting advance payment of such amounts. See "Certain Relationships and Related Transactions" for a more complete description of such transactions and the Company's related financial obligations.

         In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC") , a British Virgin Islands company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting agreement ("Arc Consulting Agreement"), ARC was retained to assist the company in the acquisition of financing to acquire inventory and for other corporate purposes ("Financing"), as well as consult with the Company with regard to its ongoing operations, including systems to control expenses, methods to enhance and promote sales of Breaking Waves' products and improving production. Pursuant to the terms of the Arc Consulting Agreement, the Company and Breaking Waves agreed to compensate Arc (i) an annual fee of $20,000 ("Base Fee") and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2001 and 1-3/4% of net sales for each year of the term thereafter ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. On the closing date of the financing of the assets in the amount of $1,050,000, ARC received (i) a lump sum payment of $209,000 reflecting full advance payment of the Base Fee and (ii) $36,750 reflecting advance payment of the Arc Percentage Fee. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

         Interest expense related to the factoring agreement totaled $256,429 and $100,488 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. Century has a continuing interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 2001 and December 31, 2000, the net advances to Breaking Waves from Century amounted to $1,700,337 and $3,165,597.

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


Lease Commitments

         The Company's executive offices are located at 14 East 60th Street, Suite 402, New York, New York 10022, (212) 688-9223, compromising approximately 1,800 square feet. The Company leased its office space in November 1996 for a term of five years, at an approximate base annual rental of $70,000. Upon the lease's expiration on November 30, 2001, the executive offices will relocate to Breaking Waves' facilities described below.

         Breaking Waves maintains its executive offices and showroom at 112 West 34th Street, New York, New York 10120. Until January 1998, this space was approximately 1,000 square feet and compromised only office space. In January 1998, Breaking Waves amended its lease and rented an additional 1,000 square feet. The lease is for a term of seven years, expiring December 2004, at an annual rental of $71,600. In July 2001, Breaking Waves terminated this lease, effective August 31, 2001. A new 6-year lease for an aggregate of 2,200 square feet expiring September 30, 2007 was signed, which becomes effective on November 1, 2001, or such later date as the landlord of such premises completes construction. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Breaking Waves also maintains a Florida office, comprising approximately 780 square feet, with annual payments of approximately $11,000.

License Agreements

         On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking

Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties and advertising under this agreement totaling $150,000, $99,113, $163,009 and $162,501 during the six months ended June 30, 2001 and 2000 and during the years ended December 31, 2000 and 1999, respectively.

         On October 31, 1996, Breaking Waves entered into a license agreement with North-South Books, Inc. for the exclusive use of certain artwork and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded royalties totaling $784 under this agreement during the year ended December 31, 1999.

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

         During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement, subject to certain exceptions. The license agreement also requires the Company to expend certain minimum amounts on advertising each year. The license agreement is for a term of three years, subject to earlier termination in accordance with its terms. Breaking Waves recorded royalties under this agreement totaling $26,610 and $8,859 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.


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

        Harold Rashbaum, age 73, has been the President, Chief Executive Officer and a Director of the Company since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves, Inc. ("Breaking Waves"), a New York company which is a wholly-owned subsidiary of the Company. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of the Company. Since September 1996, Mr. Rashbaum has been the Chairman of the Board of Directors of Play Co. Toys & Entertainment Corp. ("Play Co."), a public entity whose Common Stock, Series E Stock and Series E Warrants are quoted on the over-the-counter market on the OTC Bulletin Board. Mr. Rashbaum was a management consultant to Play Co. from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys International, Inc. ("Toys"), a majority-owned subsidiary of Play Co. whose Common stock is traded on the SMAX segment of the Frankfurt Stock Exchange. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon Country, Inc. ("Play Co. Toys Canyon") each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder.

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

         James Frakes, age 45, has been a Director of the Company since January 1998 and was appointed Chairman of the Company's Audit Committee in June 2000. Since May 2001, Mr. Frakes has been Chief Financial Officer of NTN Communications, Inc. a public company whose common stock trades on the American Stock Exchange, Inc. From July 1997 to May 2001, Mr. Frakes served as Chief Financial Officer and Secretary of Play Co. In August 1997, he was elected as a Director of Play Co. In January 1998, Mr. Frakes was appointed Secretary and Chief Financial Officer of Toys. He was elected as a Director of Toys in May 1998. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. From June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc. ("UTI") and two of its subsidiaries, Polymer Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions.

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

         Debra Riggs, age 46, has been a Director of the Company since June 2000 when she was also appointed to the Company's Audit Committee. In September 2001, Ms. Riggs joined Premier Food Services Incorporated as a branch controller. Ms. Riggs was the Controller of Play Co. since February, 1999 until September 2001. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. From June, 1998 through January, 1999, Ms. Riggs was Controller of National Customer Engineering, a private company. Prior to NCE, Ms. Riggs was Assistant Controller of Factory 2-U Inc., a public company with over 200 retail stores in the business of selling discount clothing.

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

         No person ("a Reporting Person") who during the six months ended June 30, 2001 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934, as amended, failed to file on a timely basis reports required by ss.16 of the Act except that, to the Company's knowledge, each of Mr. Michael Friedland and Ms. Falletta and Riggs, all directors of the Company, filed their Forms 3 late in March 2001. In addition, to the Company's knowledge, Mr. Rashbaum and Mr. Di Milia (a former officer of the Company) did not file Forms 4 or Forms 5, and EVC did not file a Form 5 for the year ended December 31, 1999. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION


Summary of Cash And Certain Other Compensation

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid to the named executive officer during the periods ended December 31, 2000, 1999 and 1998 and the six month period ended June 30, 2001.

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
========================= ======== =========== ========= ============ ============== =============== ============ ============

(1) Represents an aggregate of 44,000 shares of Common Stock underlying options exercisable at $1.38 per share, granted in April 1999.
(2) Mr. Rashbaum received $70,000 of salary during the six month period ended June 30, 2001.

Stock Options

         The following table contains information regarding options to purchase Common Stock held at June 30, 2001 and December 31, 2000 by the Company's executive officer named in the Executive Compensation Table above.


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

========================= =============== =============== ================ ================ ================ ==================

     (1) No options were exercised in the six month period ended June 30, 2001 or the years ended December 31, 1999 or 2000.

     (2) Represents an aggregate of 88,000 shares of Common Stock underlying options granted in March 1997 under the Company's Senior Management Incentive Plan, currently exercisable at $1.46 per share, and an aggregate of 44,000 shares of Common Stock underlying options granted in April 1999, currently exercisable at $1.38 per share.

     (3) The options had no value at either June 30, 2001 or December 31, 2000, since as of such dates the aggregate exercise price of the options exceeded the aggregate market value of the underlying shares (based on the closing sales prices of the Company's Common Stock.)

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

         In November 1996, 3,667 shares of the Company's Common Stock were issued to each of Messrs. Becker and Friedland, subject to the vesting schedule. In November 1997, 15,888 shares of the Company's Common Stock were issued to each of Messrs. Becker and Friedland, subject to the aforesaid vesting schedule.

         In January 1998, Mr. Friedland's employment agreement was amended to provide for an increase in salary to $130,000 per annum, and Mr. Becker's employment agreement was amended to reflect a reduction in the amount of time Mr. Becker would be required to devote to the business of Breaking Waves, a concomitant reduction in salary to $60,000 per annum, and a reduction in the number of shares of Common Stock to be issued. In January 1999, Mr. Becker's employment agreement was further amended to reflect an increase in the amount of time Mr. Becker would be required to devote to the business of Breaking Waves and a concomitant increase in salary to $70,000 per annum.

         In each of May and November 2000, pursuant to their respective employment agreements, Messrs. Becker and Friedland received their final share issuances. Mr. Becker received an aggregate of 91,289 shares of Common Stock, 45,644 in May 2000 and 45,645 in November 2000. Mr. Friedland received an aggregate of 167,365 shares of Common Stock, 83,683 in May 2000 and 83,683 in November 2000. Messrs. Becker and Friedland each granted an option to BBC

Capital Corp. ("BBC"), of which Ilan Arbel is President, to purchase an aggregate of 76,074 shares of common stock in the case of Mr. Becker and 139,471 shares in the case of Mr. Friedland, at an exercise price of $4.50 per share. Such options expired to the extent of 1/2 of the underlying shares on May 27, 2001. The balance of the options scheduled to expire in November 2001 were terminated by BBC in August 2001.

         Breaking Waves entered into a one-year consulting agreement in August 2000 with Larry Nash, Inc. ("Consultant") a New York corporation, whereby Mr. Nash, the Consultant's sole stockholder provides sales and consulting services in connection with Breaking Waves' Gottex line. Mr. Nash has provided similar services for the past twelve years with another company for which he represented the Gottex children's swimwear line. The agreement is automatically extended from year to year thereafter unless cancelled by either party on thirty (30) days' prior written notice. Pursuant to such agreement, the Consultant is compensated a percentage of net sales (as such term is defined) on all orders exclusively procured by him, ranging from 2.5 to 5%. He is entitled to additional compensation ranging from 1.5% to 3% of net sales for the Coral Cove, Gottex and Breaking Waves lines, generated by Company sales personnel he introduces to the Company.

         See "Management's Discussion and Analysis or Plan of
Operations--Factoring Agreements-Century Business Credit Corporation" for a description of the Arc Consulting Agreement.

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

Non-Executive Director Stock Option Plan

         The Company terminated its Non-Executive Director Stock Option Plan on December 31, 1998, in accordance with the terms thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of October 10, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or director nominee of the Company (iii) each executive officer of the Company for whom information is given in the Summary Compensation Table in this proxy statement and (iv) all officers and directors as a group. Except to the extent indicated in the footnotes to the following table or otherwise as specified in this Proxy Statement, each of the individuals/entities listed below possesses sole voting power with respect to the shares of Common Stock listed opposite his/its name.


                              [Table on next page]


            Name and Address                       Number of Shares            Percent of Common Stock Beneficially
        of Beneficial Owner (1)                 Beneficially Owned (1)                     Owned (1)(2)
        -----------------------                 ----------------------                     ------------

European Ventures Corp.
P.O. Box 47 Road Town                               1,783,836(3)(7)                            23.9%
Tortola, BVI

Fiduciara Biaggini
Via Vanoni # 6                                       1,577,396(10)                              21%
Lugano, Switzerland
CH 6901

American Telecom Corp.
C/o MW Todtman McNamara Chamber
P.O. Box 47 Road Town                             594,000(4)(5)(6)(7)                          8.0%
Tortola, BVI

HDS Capital Corp.
C/o MW Todtman McNamara Chamber
P.O. Box 47 Road Town                                330,000(6)(7)                             4.4%
Tortola, BVI

Amir Capital Overseas Ltd.
P.O. Box 47 Road Town                                 303,600(8)                               4.1%
Tortola, BVI

Volcano Trading Inc.
C/o Valor Invest
Via Cantalone 16                                      250,800 (8)                              3.4%
6900 Lugano, Switzerland

Full Moon Development Corp.
C/o Valor Invest
Via Cantalone 16                                      277,200(8)                               3.7%
6900 Lugano, Switzerland

Galit Capital, Ltd.
Via Vanoni #6                                         290,400(8)                               3.9%
Lugano, Switzerland CH 6901

Harold Rashbaum                                       252,000(9)                               3.4%

Jeanne Falletta                                           --                                    --

Alain Le Guillou, M.D.                                    --                                    --

James Frakes                                              --                                    --

Michael Friedland                                       167,720                                2.3%

Debra Riggs                                               --                                    --

All Officers and Directors as a Group                 419,720(9)                               5.5%
(six persons)

* Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o ShopNet.Com, Inc., 14 East 60th Street, New York, New York 10022. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from February 1, 2001 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 7,472,224 shares of common stock outstanding as of October 10, 2001.
(2) Does not give effect to the issuance of (i) 3,379,200 shares of Common Stock issuable upon exercise of the 3,840,000 outstanding Warrants (the exercise of each warrant at an exercise price of $3.41 purchases .88 of a share of Common Stock) or (ii) 128,333 shares of Common Stock reserved for issuance under the Company's Senior Management Incentive Plan.
(3) Includes an aggregate of 2,112 shares of common stock underlying 2,400 warrants. Each warrant is exercisable at a purchase price of $3.41 for .88 of a share of Common Stock. European Ventures Corp. ("EVC") is formed under the laws of the British Virgin Islands. Mr. Ilan Arbel, son-in-law of Harold Rashbaum, President, Chief Executive Officer and a director of the Company, was President of EVC until May 2001, when he resigned.
(4) American Telecom Corp. ("ATC") is a corporation organized under the laws of the British Virgin Islands which is wholly-owned by Europe American Capital Foundation ("EACF"), a Liechtenstein Trust with an address at Pradafont Street #7, Vaduz Liechtenstein, c/o Dr. Wohlwerd. Mr. Arbel controlled EACF through October 2000 and has been President of ATC since July 2000. By virtue of his position with ATC, Mr. Arbel has voting and dispositive control over shares of the Company beneficially owned by ATC and therefore may be deemed to beneficially own such shares.(5) Includes 330,000 shares owned by HDS Capital Corp. ("HDS"), a Company organized under the laws of the British Virgin Islands, which is wholly-owned by ATC.
(6) Mr. Arbel is President of HDS and by virtue of such position and his control over ATC (see footnote (4) above), Mr. Arbel has voting and dispositive control over shares of the Company beneficially owned by HDS and therefore may be deemed to beneficially own such shares.
(7) Shares of the Company beneficially owned by EVC, ATC and HDS are held of record in the name of "Fiduciara Biaggini, as trustee" ("Fiduciara Biaggini"), on behalf of such respective entities which have retained beneficial ownership of such shares. Fiduciara Biaggini is a fiduciary company with an address at via Vanoni #6, Lugano, Switzerland CH 6901.
(8) Shares of the Company beneficially owned by each of Amir Capital Overseas Ltd. ("Amir"), Volcano Trading Inc. ("Volcano"), Full Moon Development Corp. ("Full Moon") and Galit Capital Ltd ("Galit"), all companies organized under the laws of the British Virgin Islands, are held of record in the name of "Fiduciara Biaggini, as trustee," on behalf of such respective entities. Fabio Rossi, a manager of Fiduciara Biaggini, is the President and sole director of each such entity. Accordingly, Mr. Rossi by virtue of such positions, may have voting and dispositive control over shares of the Company owned by each of Amir, Volcano, Full Moon and Galit and therefore may be deemed to be the beneficial owner of such shares, representing in the aggregate 15.1% of the Company's outstanding Common Stock.

(9) Includes an aggregate of 132,000 shares of Common Stock underlying options granted to Mr. Rashbaum, the Chairman of the Board, President and Chief Executive Officer of the Company. See "Executive Compensation.
(10) Does not include shares of Common Stock identified in footnotes (7) or (8).

         By virtue of Mr. Arbel's voting and dispositive control of shares of the Company owned by each of ATC and HDS (see footnotes 4, 5 and 6 above), Mr. Ilan Arbel may be deemed to beneficially own 8% of the Company's outstanding Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Breaking Waves' Loan and Security Agreement with Century Business Credit Corporation ("Century") dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit. Pursuant to the terms of a Reimbursement and Compensation Agreement ("Reimbursement and Compensation Agreement"), a trust ("Trust"), the beneficiary of which is the granddaughter of Harold Rashbaum, the Company's Chairman of the Board, President and Chief Executive Officer, and the daughter of Mr. Arbel, a principal stockholder, provided the security underlying a letter of credit in the amount of $250,000 issued by a bank to replace a portion of a letter of credit previously provided by the Company. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and the issuing bank makes payment and then demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction.

         On May 3, 2001, the Company, Breaking Waves and the Trust entered into a First Amendment to Reimbursement and Compensation Agreement ("Amendment") pursuant to which the Trust increased the amount of security an additional $150,000 for a total of $400,000, including the original $250,000. The Trust conditioned the additional $150,000 of security upon the receipt of an additional Guaranty from a party satisfactory to it. Gal Capital Corp. ("Gal") provided a Guaranty agreeing to pay all obligations of Breaking Waves as contained in the original Reimbursement and Compensation Agreement and all related expenses in enforcing same. Gal received a fee of $42,500 for the issuance of such guaranty. Mr. Arbel is President of Gal.

         In September, 2001, Century increased the required security in the form of letters of credit from $1,150,000 to 1,450,000. The Company also sought to raise additional funds to secure the letter of credit in order to have available to it additional working capital.

         Pursuant to an Amended and Restated Reimbursement and Compensation Agreement dated as of September 15, 2001, between the Trust and Breaking Waves, which superceded the original Reimbursement and Compensation Agreement, the Trust agreed to provide additional security to a bank in return for the issuance of a letter of credit from such bank to Century in the amount of $350,000 (in addition to the original $400,000) to replace a portion of a letter of credit previously provided by Shopnet in a similar amount. The Trust agreed to continue such letter of credit for a period of ten years, absent any default. The terms include the same reimbursement, guarantee and security provisions as in the original Reimbursement and Compensation Agreement. As compensation, the Trust is entitled to .83 percent of net sales of Breaking Waves through June 30, 2001, and 1.16% of net sales of Breaking Waves for each year thereafter ("Trust L/C Fees"). Such amounts are payable 45 days after the close of each fiscal quarter. On the closing date, Breaking Waves paid $24,500 to the Trust as an advance of future Trust L/C Fees and reimbursed the Trust for all related professional fees.

         In addition, Breaking Waves entered into a Reimbursement Agreement dated as of September 15, 2001 with Rivka and Yair Arbel ("RAYA") (Mr. Arbel's brother and sister-in-law), pursuant to which RAYA agreed to provide security to a bank in return for a letter of credit from such bank to Century in the amount of $300,000 reflecting the increase of security required by Century. RAYA agreed to continue such letter of credit for a period of ten years, absent any default. The Reimbursement Agreement includes reimbursement provisions in favor of the Trust in the event the letter of credit is called by Century and is paid by the bank. All of Breaking Waves obligations are guaranteed by Shopnet and secured by Shopnet's assets. As compensation, RAYA is entitled to a fee equal to .42 percent of net sales of Breaking Waves through June 30, 2001 and .58 percent of net sales of Breaking Waves thereafter ("RAYA L/C Fees"). Such amounts are payable forty-five days after the close of each fiscal quarter. On the closing date, Breaking Waves paid $12,250 to RAYA as an advance of future RAYA L/C Fees and reimbursed RAYA for all related professional fees.

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

         In October 1996, pursuant to a promissory note, the Company loaned Harold Rashbaum its President and Chief Executive Officer a total of $50,000 bearing interest at 6 1/2% payable over three years. As of June 30, 2001, the unpaid portion, which is due on demand, amounted to $37,000, which has been classified as current. In 1998, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

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

         Alain Le Guillou, a director of the Company, has been a consultant to the Company since 1996. Prior to July, 2001, he received $12,000 per annum for such services which was subsequently reduced to $6,000 per annum. Until recently, Dr. Le Guillou was the son-in-law of Harold Rashbaum.

         During the six months ended June 30, 2001 and years ended December 31, 2000 and 1999 the Company paid $24,000, $49,080 and $24,000 respectively, in financial consulting fees to DRA Consulting, Inc., a company whose president is the daughter of the Company's Chairman of the Board, President, Chief Executive Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements of the Company are included as Part II, Item 8:

         Index to Financial Statements                                                  F
         Independent Auditor's Report                                                   F-1
         Independent Accountants' Report                                                F-2
         Balance Sheets                                                                 F-3
         Statements of Operations                                                       F-4 to F-5
         Statement of Stockholders' Equity                                              F-6 to F-7
         Statements of Cash Flows                                                       F-8 to F-11
         Notes to Financial Statements                                                  F-12 to F-35

(b) On July 9, 2001, the Company filed a Form 8-K changing the Company's fiscal year-end to June 30.

(c) The following exhibits which are designated by an asterisk (*) are to be filed by amendment. Exhibits not so designated previously were filed with the Securities and Exchange Commission with either (i) the Registration Statement on Form SB-2, file no. 333-5098-NY, (ii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 1, (iii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 2, or (iv) such other documents as the Company has filed with the Securities and Exchange Commission. Pursuant to 17 C.F.R. 230.411, each exhibit filed by the Company is incorporated by reference herein.

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

10.31                    Lease for premises at 14 East 60th Street,  Room 402, New York, New York  (incorporated  by reference to the indicated  exhibit in the Company's  10-QSB for the quarter ended June 30,
                         1999)
10.32                    Option Agreement - Robb Peck McCooey Clearing
                         Corporation (incorporated by reference to the indicated
                         exhibit in the Company's 10-QSB for the quarter ended
                         September 30, 1999)
10.33                    License Agreement with Gottex Models Ltd, dated November 1, 2000
10.34                    Factoring Agreement with Century Business Credit Corp. dated September 12, 2000
10.35                    Supplement to factoring or Security  Agreement with Century  Business  Credit  Corporation, dated August 14, 2000
10.36                    Corporate  Guaranty  unlimited  between Century  Business  Credit  Corporation and ShopNet, dated August 14, 2000
10.37                    Trademark  Collateral  Security  Agreement between Century Business Credit  Corporation and
                         Breaking Waves, dated August 14, 2000.
10.38                    Consulting Agreement with Larry Nash, Inc., dated August 5, 2000
10.39*                   Lease  between 112 West 34th Street  Company,  as landlord,  and Breaking  Waves,  Inc., as tenant, dated August 8, 2001.
16.1                     Letter from Scarano & Tomaro,  P.C.  regarding  dismissal of Scarano & Tomaro,  P.C. as the
                         Company's  auditors  (incorporated  by reference to the indicated  exhibit in the Company's
                         Form 8-K/A filed on November 24, 1998)
21.1                     Subsidiaries of the Registrant

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 12th day of October, 2001.


                                        ShopNet.Com, Inc.



                                By: /s/ Harold Rashbaum
                                       -----------------------------------------
                                        Harold Rashbaum
                                        Chairman of the Board, Chief Executive
                                        Officer and President


         Pursuant to the requirements of the Securities Act of 1933 as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Harold Rashbaum                         Chairman of the Board,
    Harold Rashbaum                         Chief Executive Officer,               10/12/01
                                            President, and Director                Date

/s/ Jeanne Falleta                          Secretary and Director,                10/12/01
    Jeanne Falletta                                                                Date

/s/ Alain Le Guillou, MD                    Director                               10/15/01
    Alain Le Guillou, M.D.                                                         Date


/s/ James B. Frakes                         Director                               10/15/01
    James B. Frakes                                                                Date

/s/ Michael Friedland                       Director                               10/12/01
    Michael Friedland                                                              Date

/s/ Debra Riggs                             Director                               10/12/01
    Debra Riggs                                                                    Date

                       SHOPNET. COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                       AND

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                              Page
                                                                                             number
---------------------------------------------------------------------------------------------------------

Independent auditors' report                                                                   F-1

Independent accountants' report                                                                F-2

Consolidated balance sheets at June 30, 2001 and December 31, 2000                             F-3

Consolidated statements of operations for the six months ended
  June 30, 2001 and June 30, 2000 (unaudited)                                                  F-4

Consolidated statements of operations for the years ended
  December 31, 2000 and 1999                                                                   F-5

Consolidated statement of stockholders' equity for the six months
  ended June 30, 2001 and for the years ended December 31, 2000 and 1999                    F-6 - F-7

Consolidated statements of cash flows for the six months ended
  June 30, 2001 and June 30, 2000 (unaudited)                                               F-8 - F-9

Consolidated statements of cash flows for the years ended
  December 31, 2001 and 1999                                                               F-10 - F-11

Notes to consolidated financial statements                                                 F-12 - F-35




                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of Shopnet.com, Inc.

     We have audited the accompanying consolidated balance sheet of Shopnet.com, Inc. and subsidiaries (the "Company"), as of June 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2001 and December 31, 2000 and the consolidated results of its operations and cash flows for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.





     Massella, Tomaro & Co., LLP
     Jericho, New York
     July 31, 2001, except for Notes 14 and 16, as to which the date is September 15, 2001

                         INDEPENDENT ACCOUNTANTS' REPORT


              To the Board of Directors and Stockholders of Shopnet.com, Inc.

              We have reviewed the accompanying consolidated statements of income and cash flows of Shopnet.com, Inc. and subsidiaries (the "Company"), for the six months ended June 30, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of the Company.

              A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

              Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.





              Massella, Tomaro & Co., LLP
              Jericho, New York
              August 10, 2000

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS
                                                                                       June 30, 2001               December 31, 2000
                                                                                 ----------------------------      -----------------
  Current assets:
    Cash                                                                                     $ 24,703                  $   107,734
    Cash - restricted                                                                         969,582                    1,114,572
    Accounts receivable, net                                                                   77,706                       47,966
    Other receivables                                                                          62,734                       27,922
    Inventory                                                                                 796,538                    3,464,229
    Prepaid expenses                                                                           70,762                      107,632
    Advances to officer                                                                        40,000                       40,000
                                                                                ---------------------        ---------------------
         Total current assets                                                               2,042,025                    4,910,055
                                                                                ---------------------        ---------------------

Furniture, computer equipment, and leasehold improvements, net                                 72,137                       61,708
Film production and distribution costs, net                                                 1,204,728                    1,350,000
Costs in excess of net assets of business acquired                                            727,261                      762,737
Investments in movie ventures                                                                 246,439                      248,210
Deferred tax asset - non-current                                                              202,500                      202,500
Other assets                                                                                   20,635                       20,635
Marketable securities - affiliate                                                               6,350                      107,950
                                                                                ---------------------        ---------------------
         Total assets                                                           $           4,522,075        $           7,663,795
                                                                                =====================        =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to factor                                                               $           1,700,337        $           3,165,909
    Accounts payable                                                                          138,218                    1,095,490
    Accrued expenses                                                                           21,965                       99,843
         Capital lease obligations                                                             17,953                       17,074
    Other taxes payable                                                                           743                       11,051
    Deferred tax liability                                                                      3,606                        4,704
                                                                                ---------------------        ---------------------
         Total current liabilities                                                          1,882,822                    4,394,071
                                                                                ---------------------        ---------------------

Capital lease obligations, net of current portion                                               3,758                       12,960
                                                                                ---------------------        ---------------------

         Total liabilities                                                                  1,886,580                    4,407,031
                                                                                ---------------------        ---------------------

Commitments and contingencies (Note 12)                                                             -                            -
                                                                                ---------------------        ---------------------

Stockholders' equity:
    Common stock - $.001 par value, 20,000,000 shares authorized,
          7,472,244 shares issued, outstanding and subscribed                                   7,472                        7,472
    Additional paid-in capital                                                              6,638,852                    6,638,852
    Accumulated deficit                                                                     (4,017,179)
         (3,497,510)
    Accumulated other comprehensive income                                                      6,350                      107,950
                                                                                    -----------------            -----------------
         Total stockholders' equity                                                         2,635,495                    3,256,764
                                                                                    -----------------            -----------------

Total liabilities and stockholders' equity                                          $       4,522,075            $       7,663,795
                                                                                    =================            =================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                                                         2000
                                                                                               2001                 (unaudited)
                                                                                       -------------------    --------------------

Net sales                                                                              $         4,728,948    $          3,673,770

Cost of sales                                                                                    3,303,919               2,491,788
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,425,029               1,181,982
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                1,500,707               1,096,660
    Amortization of costs in excess of net assets of business
      acquired                                                                                      35,476                  35,476
                                                                                       -------------------    --------------------

Total expenses                                                                                   1,536,183               1,132,136
                                                                                       -------------------    --------------------

(Loss) income before other income (expense)
 and provision for income taxes                                                                   (111,154)                 49,846
                                                                                       --------------------   --------------------

Other income (expense):
    Equity in earnings (loss) of affiliate                                                          (2,771)                      -
    Write down of film costs                                                                      (145,272)               (100,000)
    Rental and other income                                                                         14,400                  11,100
Interest and finance expense                                                                      (300,273)               (189,327)
Interest income                                                                                     24,945                  35,905
                                                                                       -------------------    --------------------

         Total other income (expense)                                                             (408,971)               (242,322)
                                                                                       --------------------   ---------------------

Loss before (benefit of) provision for
 income taxes                                                                                     (520,125)               (192,476)
(Benefit of) provision for income taxes                                                               (456)                 10,970
                                                                                       --------------------   --------------------

Net loss                                                                                          (519,669)               (203,446)

Other items of comprehensive (loss) income                                                        (101,600)                266,700
                                                                                       --------------------   --------------------

Comprehensive net (loss) income                                                        $          (621,269)   $             63,254
                                                                                       --------------------   --------------------

Basic and diluted loss per share:                                                      $              (.07)   $              (.03)
                                                                                       ====================   ====================

Weighted average number of
     common shares outstanding - basic and diluted                                               7,472,244               6,717,491
                                                                                       ===================    ====================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                               2000                    1999
                                                                                       -------------------    --------------------

Net sales                                                                              $         5,713,133    $          4,756,497

Cost of sales                                                                                    3,764,258               3,214,704
                                                                                       -------------------    --------------------

Gross profit                                                                                     1,948,875               1,541,793
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                2,208,724               2,137,895
    Amortization of costs in excess of net assets of business
         acquired                                                                                   70,952                  70,952
                                                                                       -------------------    --------------------

Total expenses                                                                                   2,279,676               2,208,847
                                                                                       -------------------    --------------------

Loss before other income (expense)
 and provision for income taxes                                                                   (330,801)               (667,054)
                                                                                       --------------------   ---------------------

Other income (expense):
    Equity in earnings (loss) of affiliate                                                          (4,290)               (994,305)
    Write down of film costs                                                                      (308,564)               (261,153)
    Gain on sale of equity investment in affiliate                                                       -                 130,093
    Rental and other income                                                                         22,271                  15,549
Interest and finance expense                                                                      (371,752)               (243,148)
Interest income                                                                                     80,156                  56,212
                                                                                       -------------------    --------------------

         Total other income (expense)                                                             (582,179)             (1,296,752)
                                                                                       --------------------   ---------------------

Loss before (benefit of) provision for
 income taxes                                                                                     (912,980)             (1,963,806)
(Benefit of) provision for income taxes                                                             (6,004)                 12,273
                                                                                       --------------------   --------------------

Net loss                                                                                          (906,976)             (1,976,079)

Other items of comprehensive income                                                                107,950                       -
                                                                                       -------------------    --------------------

Comprehensive net loss                                                                 $          (799,026)   $         (1,976,079)
                                                                                       --------------------   ---------------------

Basic and diluted loss per share:                                                      $              (.13)   $               (.33)
                                                                                       ====================   =====================

Weighted average number of
    common shares outstanding                                                                    7,021,917               5,983,188
                                                                                       ===================    ====================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                             Accumulated
                                                                 Additional                     Other         Total
                                           Common Stock            Paid-in     Accumulated  Comprehensive  Stockholders'
                                       Shares         Amount       Capital       Deficit       Income        Equity

Balances at December 31, 1998 ..     2,686,944   $     2,687   $ 6,310,103    $  (614,455)   $      --     $ 5,698,335

Issuance of common stock in
  connection with January 1999
  stock dividend ...............     2,686,944         2,687        (2,687)          --             --            --

Stock issued for compensation in
  accordance with employment
  agreements ...................       215,732           216        38,420           --             --          38,636

Net loss for the year ended
  December 31, 1999 ............          --            --            --       (1,976,079)          --      (1,976,079)
                                   -----------   -----------   -----------     -----------   -----------    -----------
Balances at December 31, 1999 ..     5,589,620         5,590     6,345,836     (2,590,534)          --       3,760,892

Issuance of common stock in
  connection with January 2000
  stock dividend ...............       537,389           537          (537)          --             --            --

Sale of common stock in February
   2000, net of costs ..........       100,000           100       294,798           --             --         294,898

Issuance of common stock in
  connection with May 2000
  stock dividend ...............     1,245,235         1,245        (1,245)          --             --            --
Unrealized gain on mark to
    market securities ..........          --            --            --             --          107,950       107,950

Net loss for the year ended
  December 31, 2000 ............          --            --            --         (906,976)          --        (906,976)
                                   -----------   -----------   -----------     -----------   -----------    -----------
Balances at December 31, 2000 ..     7,472,244         7,472     6,638,852     (3,497,510)       107,950     3,256,764
  (carried forward)

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                               Accumulated
                                                                  Additional                     Other          Total
                                            Common Stock           Paid-in     Accumulated    Comprehensive   Stockholders'
                                        Shares        Amount       Capital       Deficit         Income         Equity
Balances at December 31, 2000
  (From previous page) ..........     7,472,244         7,472     6,638,852    (3,497,510)       107,950      3,256,764

Unrealized loss on securities ...          --            --            --            --         (101,600)      (101,600)

Net loss for the six months ended
  June 30, 2001 .................          --            --            --        (519,669)          --         (519,669)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 2001 .......     7,472,244   $     7,472   $ 6,638,852   $(4,017,179)   $     6,350    $ 2,635,495
                                    ===========   ===========   ===========   ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                                                       2000
                                                                                                 2001               (unaudited)
                                                                                  -------------------         ----------------------
Cash flows from operating activities:
   Net loss                                                                       $          (519,669)        $           (203,446)
   Adjustments to reconcile net loss to net
    cash (used for) provided by operating activities:
       Equity in earnings (loss) of affiliate                                                   2,771                            -
       Amortization and depreciation                                                           49,473                       57,352
       Deferred income tax (benefit) expense                                                   (1,098)                           -
       Write down of film costs                                                               145,272                      100,000
   Decrease (increase) in:
           Accounts receivable                                                                (29,740)                      18,948
Other receivables                                                                             (34,812)                           -
       Inventory                                                                            2,667,691                    2,294,207
       Prepaid expenses                                                                        36,870                       (7,366)
       Other assets                                                                                 -                           54
   Increase (decrease) in:
       Due to factor                                                                       (1,465,572)                    (738,332)
       Accounts payable                                                                      (957,272)                    (223,274)
       Accrued expenses                                                                       (77,878)                    (869,616)
       Other taxes payable                                                                    (10,308)                           -
                                                                                  --------------------        ---------------------

Net cash (used for) provided by operating activities                                         (194,272)                     428,527
                                                                                  --------------------        ---------------------

Cash flows from investing activities:
   Acquisition of furniture, computer equipment, and
     leasehold improvements                                                                   (24,426)                     (13,197)
Loan repayments to affiliate                                                                        -                     (650,000)
    Investment in movie ventures                                                               (1,000)                           -
                                                                                  --------------------        ---------------------

Net cash used in investing activities                                                         (25,426)                    (663,197)
                                                                                  --------------------        ---------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                               -                      294,898
   Proceeds from line of credit                                                                     -                      225,000
   Repayments of line of credit                                                                     -                      (11,106)
   Principal payments on capital lease obligations                                             (8,323)                      (7,529)
                                                                                  --------------------        ---------------------

Net cash (used in) provided by financing activities                                            (8,323)                     501,263
                                                                                  --------------------        ---------------------

Net (decrease) increase in cash                                                              (228,021)                     266,593

Cash, beginning of period                                                                   1,222,306                    1,376,239
                                                                                  --------------------        ---------------------

Cash, end of period                                                               $           994,285         $          1,642,832
                                                                                  ====================        =====================

           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                                               2000
                                                                                        2001                (unaudited)
                                                                                  -----------------      ------------------

Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                                                 $         300,273      $          184,965
                                                                                  =================      ==================
         Income taxes                                                             $               -      $                -
                                                                                  =================      ==================





           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                 2000                  1999
                                                                                  -------------------         ----------------------
Cash flows from operating activities:
   Net loss                                                                       $          (906,976)        $         (1,976,079)
   Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
       Equity in earnings (loss) of affiliate                                                   4,290                      994,305
       Amortization and depreciation                                                          117,328                      114,974
       Deferred income tax (benefit) expense                                                  (10,336)                      (8,961)
       Write down of film costs                                                               308,564                      261,153
       Stock issued for services rendered                                                           -                       38,636
   Decrease (increase) in:
           Accounts receivable                                                                (16,862)                      22,124
       Other receivables                                                                      (27,922)                           -
       Inventory                                                                             (602,176)                    (199,050)
       Prepaid expenses                                                                       (36,973)                     (17,991)
       Film production and distribution costs                                                       -                      (18,495)
   Increase (decrease) in:
       Due to factor                                                                        1,389,635                     (287,280)
       Accounts payable                                                                       (33,340)                     209,516
       Accrued expenses                                                                        40,598                      368,153
       Other taxes payable                                                                     11,051                            -
                                                                                  -------------------         --------------------

Net cash provided by (used for) operating activities                                          236,881                     (498,995)
                                                                                  -------------------         --------------------

Cash flows from investing activities:
   Proceeds from sale of equity investment in affiliate                                             -                      130,093

   Acquisition of furniture, computer equipment, and
     leasehold improvements                                                                   (15,267)                      (7,964)
   Acquisition costs                                                                                -                      (17,035)
   Investment in movie ventures                                                                (5,000)                     (47,500)
                                                                                  -------------------         --------------------

Net cash (used for) provided by investing activities                                          (20,267)                      57,594
                                                                                  -------------------         --------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                         294,898                            -
   Proceeds from line of credit                                                               250,000                            -
   Repayments of line of credit                                                              (250,000)                           -
   Advances from related parties                                                                    -                      650,000
   Repayments to related parties                                                             (650,000)                    (130,000)
   Principal payments on capital lease obligations                                            (15,445)                     (11,886)
                                                                                  -------------------         --------------------

Net cash (used for) provided by financing activities                                         (370,547)                     508,114
                                                                                  -------------------         --------------------

Net (decrease) increase in cash                                                              (153,933)                      66,713

Cash, beginning of period                                                                   1,376,239                    1,309,526
                                                                                  -------------------         --------------------

Cash, end of period                                                               $         1,222,306         $          1,376,239
                                                                                  ===================         ====================


           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                       2000                     1999


Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                                                 $         379,802      $          235,098
                                                                                  =================      ==================
          Income taxes                                                            $               -      $                -
                                                                                  =================      ==================

In connection with the issuance of compensation,
          215,732 shares of common stock were issued                              $               -      $           38,636
                                                                                  =================      ==================












           See accompanying notes to consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1       -    ORGANIZATION

                  Shopnet.com, Inc. ("Shopnet") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, it filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally. As of June 30, 2001, Shopnet and all of its subsidiaries changed their financial year end from December 31 to June 30.

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

         b)      Cash and cash equivalents

                The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Included in these amounts are certificates of deposit of approximately $750,000. The Company maintains balances in accounts which are in excess of Federal Deposit Insurance Corporation limits by approximately $665,000. The Company believes that such risk is minimal based on the reputation of the financial institution. At June 30, 2001 the Company has classified $969,582 as restricted cash which is comprised of approximately $750,200 on deposit with a bank and $219,400 with its factor as collateral pursuant to its factoring agreement.

         c)      Accounts receivables

                The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of June 30, 2001 and December 31, 2000, no allowance was deemed necessary by management.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        d)      Marketable securities

                All the Company's marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. Marketable securities were classified as non-current as a result of being pledged pursuant to the factoring agreements.

         e)     Inventory

                Inventory consists of finished goods and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to a factoring agreement with a financial institution.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        g)      Film production and distribution costs (cont'd)

                For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, the Company has written down film production and distribution costs by $145,272, $100,000, $308,564 and $261,153, respectively, in order to reduce the balance to its estimated net realizable value.

        h)      Intangible assets

                At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and
                (iii) other material factors that affect the continuity of the business.

         i)     Equity method of accounting

                Investments in significantly (20 to 50 percent) owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity percentage in undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

           j)     Income taxes

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

       k)       Revenue and cost recognition

                The terms of Breaking Waves' sales are FOB shipping point thereby revenue is recognized upon shipment from the warehouse. Sales returns are recorded upon acceptance of the goods by the warehouse. Duty costs, which are a component of cost of sales, are recorded upon the clearance of such goods through customs.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          k)    Revenue and cost recognition (cont'd)

                Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized, together with related costs, on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films, together with related costs, are recorded when the material is available for telecasting by the licensee and when certain other conditions are met. Film production and distribution costs are stated at the lower of unamortized cost or estimated net realizable value. In accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures Films," the individual film forecast method is used to amortize film costs.

         l)     Earnings per share

                Earnings per common share is computed pursuant to SFAS No. 128 "Earnings Per Share." Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

         m)     Use of estimates

                In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimate with regard to these financial statements is the estimate of projected income of motion pictures which is the basis used in amortizing film production and distribution costs. Actual results could differ from those estimates.

          n)    Fair value disclosure at June 30, 2001 and December 31, 2000

                The carrying value of cash, accounts receivable, inventory, marketable securities, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

          o)    Reclassifications

                Certain prior period accounts have been reclassified to conform to the current year presentation.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         p)     Costs in excess of net assets of business acquired

                Costs in excess of net assets of business acquired in connection with the acquisition of Breaking Waves are being amortized on a straight line basis over the estimated useful life of the related assets acquired for a period of fifteen years.

         q)     Accounting for stock-based compensation

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

                                                                   June 30,
                                                                                 2000                           December 31,
                                                        2001                 (unaudited)         2000               1999
                Net income (loss)-
                      as reported                $        (519,669)      $        (203,446)  $     (906,976)  $ (1,976,079)
                                                 =================       ==================  ===============  =============
                                      pro forma  $        (519,669)      $        (203,446)  $     (906,976)  $ (1,988,329)
                                                 ==================      ==================  ===============  =============


                Basic and Diluted EPS -
                           as reported           $            (.07)      $            (.03)  $         (.13)  $       (.33)
                                                 ==================      ==================  ===============  =============
                           pro forma              $           (.07)      $            (.03)  $         (.13)  $       (.33)
                                                 ==================      ==================  ===============  =============

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


          q)    Accounting for stock-based compensation (cont'd)

                The fair market value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                    Dividend yield                              0.00%
                                    Expected volatility                         30%
                                    Risk-free interest rate                     6%
                                    Expected life                               1-5 years

           r)   Effect of new accounting standards

                The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

NOTE 3 -        FURNITURE, COMPUTER EQUIPMENT & LEASEHOLD IMPROVEMENTS

                Furniture, computer equipment, and leasehold improvements are as follows:

                                                                                June 30, 2001            December 31, 2000
                           Furniture & fixtures                           $              38,727         $             38,727
                           Computer equipment and software                              104,070                       79,645
                           Leasehold improvements                                        13,415                       13,415
                                                                          ---------------------         ----------------------
                                                                                        156,212                      131,787
                           Less: accumulated depreciation
                                    and amortization                                     84,075                       70,079
                                                                          ---------------------         ----------------------
                                                                          $              72,137         $             61,708
                                                                          =====================         ======================

                Computer equipment and software amounting to $61,506 is pledged in connection with capital lease obligations.

                Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999 amounted to $13,997, $21,876, $21,376 and $19,023, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 4    -     ACQUISITION OF BREAKING WAVES, INC.

                Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $35,476 for each of the six months ended June 30, 2001 and 2000 and $70,952 for each of the years ended December 31, 2000 and 1999, respectively.

NOTE 5    -  INVESTMENTS IN MOVIE VENTURES

           a)   Battle Studies

                Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through June 30, 2001 and December 31, 2000 $217,500 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                The Company accounts for the investment in Battle Studies under the equity method. For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, the Company recorded $1,473, $-0-, $4,290 and $-0-, respectively, equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of June 30, 2001 and December 31, 2000.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 5    -  INVESTMENTS IN MOVIE VENTURES (cont'd)

           b)   The Girl

                Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through June 30, 2001 and December 31, 2000 $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("The Girl"). In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays and all ancillary rights attached thereto.

                Hollywood accounts for the investment in The Girl under the equity method. During the six months ended June 30, 2001, The Girl began to generate revenues resulting in a net equity loss to the Company of $1,298, resulting in an investment balance of $33,702 as of June 30, 2001.

NOTE 6    -     MARKETABLE SECURITIES - AFFILIATE

                On November 24, 1998, pursuant to a sales agreement entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co," a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and the Company), Breaking Waves purchased 1,400,000 unregistered shares of Play Co.'s common stock for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

                Breaking Waves accounted for its investment under the equity method. For the year ended December 31, 1999 Breaking Waves recorded $994,305 of equity loss for its proportionate share of Play Co's loss for that year.

                As of December 31, 1999, the Company's investment in Play Co. was reduced to $-0- since its share of Play Co.'s losses exceeded its cost basis. In addition, as of December 31, 1999, as a result of Play Co.'s issuance of additional common stock and the Company's sale of 130,000 shares of Play Co.'s common stock, the Company's percentage ownership was reduced to 22.88%.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 6    -     MARKETABLE SECURITIES - AFFILIATE (cont'd)

                During the year ended December 31, 2000, Play Co. converted a portion of its series E preferred stock into common stock, thereby reducing Breaking Waves' ownership percentage to approximately 1.5%. Accordingly, upon this event the accounting method for the investment in Play Co. was changed to the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at June 30, 2001 and December 31, 2000 which amounted to $6,350 and $107,950, respectively. The change in unrealized gain or loss has been recorded as a component of comprehensive income. The Company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and are therefore considered non-current (See Note 8 (b)).

                On March 28, 2001, Play Co. filed for protection under Title Eleven of the United States Code with the United State Bankruptcy Court for the Southern District of New York. The filing was converted into a Title Seven filing on August 28, 2001. The Company is in the process of developing a plan for the orderly liquidation of the Company's operations through discussions with representatives of its secured lender, other creditors, landlords and others under the supervision of the Bankruptcy Court.

NOTE 7  -      ACCRUED EXPENSES

                Accrued expenses consist of the following:
                                                                           June 30, 2001                       December 31, 2000
                                                                       -----------------------            -----------------------


                               Commissions                             $                   -              $              33,610
                               Professional fees                                      18,827                             17,500
                               Other corporate overhead                                3,138                             48,733
                                                                       ---------------------              ---------------------
                                                                       $              21,965              $              99,843
                                                                       =====================              =====================

NOTE  8 -     DUE TO FACTOR

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE  8 -     DUE TO FACTOR (cont'd)

           a)    CIT Group (cont'd)

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

                On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as discussed below. As of June 30, 2001 and December 31, 2000, a balance of $-0- and $312 was due CIT, respectively. Interest expense related to this agreement totaled $204,821 and $228,772 for the years ended December 31, 2000 and 1999.

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

                Pursuant to the terms of a Reimbursement and Compensation Agreement (the "Agreement"), a trust ("Trust"), the beneficiary of which is a relative of the Company's President and Chief Executive Officer ("CEO") and a relative of a principal stockholder, pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of the collateral previously pledged by the Company. Accordingly, on December 20, 2000 the original agreement with the factor was amended to allow such replacement of collateral. Breaking Waves' Loan and Security Agreement with Century dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit. See
                Note 16.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE  8 -     DUE TO FACTOR (cont'd)

         b)     Century Business Credit Corporation (cont'd)

                Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and/or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves. On December 20, 2000, Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction.

                On May 3, 2001, the Agreement was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment, the Company entered into a guarantee agreement with Gal Capital Corp, whose President is a relative of the Company's President and CEO and a principal stockholder of the Company to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 1, 2001 and was subsequently amended. See
                Note 16.

                Interest expense related to the factor agreement totaled $256,429 for the six months ended June 30, 2001 and $100,488 for the year ended December 31, 2000. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 2001 and December 31, 2000 the net advances to Breaking Waves from Century amounted to $1,700,337 and $3,165,597, respectively.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 10 -       CAPITAL LEASE OBLIGATIONS (cont'd)

                 ii) The Company acquired proprietary software for $32,923 by entering into a capital lease obligation with interest at approximately 10.9% per annum, requiring 48 monthly payments of principal and interest of $850. The lease is secured by the related software.

                At June 30, 2001, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                                                                                           Year ended
                                                                                               June 30:
                                                                                        ------------------

                                            2002                                        $           19,344
                                            2003                                                     9,672
                                                                                        ------------------
                                     Total minimal lease payments                                   29,016
                                                                                        ------------------

                                        Less: Amounting representing interest                        7,305
                                                                                        ------------------

                          Present value of net minimum
                                          lease payments                                $           21,711
                                                                                        ==================

                At June 30, 2001 and December 31, 2000 equipment and software under capital leases is carried at a book value of $24,606 and $30,750, respectively.

NOTE 11 -       (BENEFIT OF) PROVISION FOR INCOME TAXES

                (Benefit of) provision for income taxes is comprised of the following:

                                                              June 30,
                                                                      (unaudited)                    December 31,
                                                     2001               2000                  2000                    1999
                  Current:
                         Federal                $            -     $            -        $            -       $              -
                         State and local                   642             10,970                 4,332                 21,234
                                                --------------     --------------        --------------       ----------------
                                                           642             10,970                 4,332                 21,234
                                                --------------     --------------        --------------       ----------------

                  Deferred:
                        Federal                              -                  -                (6,150)                     -
                          State and local               (1,098)                 -                (4,186)                (8,961)
                                                ---------------    --------------        ---------------      -----------------
                                                        (1,098)                 -               (10,336)                (8,961)
                                                ---------------    --------------        ---------------      -----------------

                  Total (benefit of) provision
                    for income taxes            $         (456)    $       10,970        $       (6,004)      $         12,273
                                                ===============    ==============        ===============      ================

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 11 -         (BENEFIT OF) PROVISION FOR INCOME TAXES (cont'd)

                  A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax expense is as follows:

                                                                                 June 30,
                                                                                        (unaudited)     December 31,
                                                                        2001              2000             2000             1999
                                                                  ---------------     -----------    --------------- -------------
                  Federal statutory rate applied to
                    pretax loss                                   $            -     $          -    $            -     $       -
                  State and local income taxes, net of
                    federal income tax benefit, applied
                    to pretax loss                                             -                -                 -             -
                  Permanent differences                                        -                -                 -             -
                  Increase in valuation allowance                              -                -           865,023        34,298
                  Current provision for state and local taxes                642           10,970             4,332        21,234
                  (Increase) in deferred tax assets                            -                -              -                -
                  Increase (decrease) in deferred tax liability           (1,098)               -          (875,359)      (43,259)
                                                                  ---------------     -----------    --------------- -------------

                    Total provision (benefit) for income taxes    $         (456)    $     10,970    $       (6,004)    $  12,273
                                                                  ===============    ============    =============== =============


                  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to difference between the financial statement and income tax bases of assets and liabilities for financial statements and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differential are computed at a rate of 34% federal and 11% state and local pursuant to SFAS No. 109.

                  The tax effect of significant items comprising the Company's net non-current deferred tax assets and liability are as follows:

                                                                            June 30, 2001           December 31, 2000
                                                                       -------------------          -----------------

                    Net operating loss carryforwards                    $        1,167,919          $           966,552
                    Inventory capitalization                                       166,995                        7,530
                    Write down of film costs                                       392,380                      256,373
                    Valuation allowance                                         (1,524,794)                  (1,027,955)
                                                                     ---------------------      -----------------------
                    Deferred non-current tax asset                                 202,500                      202,500
                                                                     ---------------------       ----------------------

                    Equity earnings of affiliate                                     2,858                       12,430
                    Depreciable assets                                                 748                       (7,726)
                                                                     ---------------------       ----------------------
                    Deferred non-current tax liability                               3,606                        4,704
                                                                     ---------------------       ----------------------

                    Net non-current deferred tax asset               $             198,894       $              197,796
                                                                     =====================       ======================

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 11 -         (BENEFIT OF) PROVISION FOR INCOME TAXES (cont'd)

                  Shopnet and its subsidiaries have a tax year end of December 31 and file a consolidated tax return for federal tax purposes. For state and local purposes, Shopnet and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on it own taxable income or loss.

                  At June 30, 2001 and December 31, 2000, the Company had a net operating loss carryforward (NOL) of approximately $2,072,000 for federal tax purposes and $2,172,000 for state tax purposes, all of which expire between 2010 and 2020. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 12 -       COMMITMENTS AND CONTINGENCIES

          a)      Lease commitments

                  Shopnet and Breaking Waves have entered into lease agreements for their administrative offices. Shopnet leases its administrative office pursuant to a 5-year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased its administrative offices pursuant to a lease requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves terminated its lease effective November 30, 2001. A new 6 year lease expiring September 30, 2007 was signed in July 2001 and is effective beginning December 1, 2001. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Lastly, Breaking Waves leases an offsite office for one of its designers on a month-to-month basis with annual payments approximating $11,000.

                  The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2001 (including Breaking Waves' new lease) are as follows:

                             2002                                                   $       111,861
                             2003                                                            84,915
                             2004                                                            84,915
                             2005                                                            90,338
                             2006                                                            95,760
                             Thereafter                                                     119,700
                                                                                    ---------------
                                                                                    $       587,489
                                                                                    ===============


                Rent expense for the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999 amounted to approximately $83,500, $79,500, $163,900 and $172,700, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 12 -         COMMITMENTS AND CONTINGENCIES (cont'd)

           b)     Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors, one in Indonesia and the other from Samoa. Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, Breaking Waves had two, two, three and four customers, respectively, which comprised 37%, 54%, 46% and 52%, of net sales, respectively.

            c)    Seasonality

                  Breaking Waves' business is considered seasonal with a large portion of its revenues and profits being derived between November and March. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time it incurs the majority of its production costs with limited revenues.

           d)     License agreements

                         i) On October 16, 1995,  Breaking  Waves entered into a
                    license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $150,000, $99,113, $163,009 and $162,501 during the six months ended June 30, 2001 and 2000 and during the years ended December 31, 2000 and 1999, respectively.

                         ii) On October 31, 1996,  Breaking Waves entered into a
                    license agreement with North-South Books, Inc. ("N-S") for the exclusive use of certain art work and text in the making of swimsuits and accessories in the United States and Canada. The agreement expired on March 1, 1999. Breaking Waves recorded $-0- and $784 of royalties under this agreement during the years ended December 31, 2000 and 1999, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 12 -         COMMITMENTS AND CONTINGENCIES (cont'd)

         d)       License agreements (cont'd)

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

                         iv) During June 2000,  Breaking  Waves  entered  into a
                    license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $26,610 and $8,859 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.

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

                As of June 30, 2001 and December 31, 2000, the Company invested $1,971,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, the Company derived no revenues from the motion picture and amortized no film costs.

                For the six months ended June 30, 2001 and 2000 and for the year ended December 31, 2000 and 1999, the Company has written down its film production and distribution costs by $145,272, $100,000, $308,564 and $261,153, respectively, in order to reduce the asset to its estimated net realizable value.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 12 -         COMMITMENTS AND CONTINGENCIES (cont'd)

         f)       Employment agreements

                  On November 27, 1996, Breaking Waves entered into two employment agreements (as amended) with two key employees. Such employees are responsible for the designing, marketing and sales of Breaking Waves. The employment agreements are for a term of three years with annual salaries of $110,000 each for 1997 and $60,000 and $130,000 for 1998 (as amended), respectively.

                  One of the employment agreements was further amended effective January 1, 1999 with an annual salary increase from $60,000 to $70,000. In connection with the decrease in salary from originally $110,000 per year to $70,000 per year for one of the key employees, the Company reduced the value of shares to be issued to $13,636 for 1998. As of June 30, 2001, the employees are still employed and all prior arrangements are in effect.

                  Effective July 2001, Breaking Waves and the employees agreed to decrease the annual salaries from $130,000 to $105,000 and $70,000 to $50,000, respectively.

        g)        Litigation

                  On or about June 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then disallowing the exercise of these options). The plaintiff seeks, among other things, compensatory damages in the amount of $497,500 and punitive damages in the amount of $995,000, together with costs and attorney's fees. The Company has responded to the complaint and denied the allegations. The Company intends to contest the action vigorously and believes that such claims against it are baseless and without merit.

NOTE 13     -     STOCKHOLDERS' EQUITY

           a)   Stock Dividends

                         i) On January 14,  1999,  the  Company  declared a 100%
                    stock dividend to all shareholders of record as of January 29, 1999 amounting to a total of 2,686,944 shares of common stock. The stock dividend was issued on February 5, 1999. In order for shareholders to receive their stock dividend, they must exchange the old shares for the new shares.

                         As a result of such stock dividend,  the Company issued
                    2,686,027 shares of its common stock. An additional 917 shares are entitled to the dividend, and such shares shall be issued to the holders upon the redemption of the old shares. After the effect of stock dividends these shares are 2,420 at June 30, 2001 and December 31, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13     -   STOCKHOLDERS' EQUITY (cont'd)

         a)     Stock Dividends (cont'd)

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13     -   STOCKHOLDERS' EQUITY (cont'd)

           c)   1996 Senior Management Incentive Plan

                During April 1999, the Company granted its President 44,000 stock options. The exercise price of each option is a $1.38 per share and the options expire April 16, 2004.

                A summary of the status of the Company's stock options outstanding as of December 31, 2000 and changes during the six months ended June 30, 2001 and during the years ended December 31, 2000 and 1999 are as follows:

                                    Number of                Exercise
                                    Options                   Price
                                  ----------               ----------
Outstanding at December 31, 1998   132,000                       1.46
   Granted .....................    44,000                       1.38
   Exercised ...................      --                         --
   Cancelled ...................      --                         --
                                  ----------               ----------
Outstanding at December 31, 1999   176,000                 1.46 - 1.38
   Granted .....................      --                         --
   Exercised ...................      --                         --
   Cancelled ...................      --                         --
                                  ----------               ----------
Outstanding at December 31, 2000   176,000                $1.46 - 1.38
   Granted .....................      --                         --
   Exercised ...................      --                         --
   Cancelled ...................      --                         --
                                  ----------               ----------
Outstanding at June 30, 2001 ...   176,000                $1.46- 1.38
                                  ===========              ==========

         d)     Warrants

                         i) Initially, each Warrant issued in the initial public
                    offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2001. On August 31, 2001, the Company extended the term of its warrants by eighteen months, the Warrants will now expire on March 10, 2003. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company effected a one for three reverse split of the Company's common stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, January 2000 10% common stock dividend and May 2000 20% common stock dividend the warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13     -   STOCKHOLDERS' EQUITY (cont'd)

         d)     Warrants (cont'd)

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

         e)     Grant of Stock Options

                In connection with a consulting and option agreement entered on September 1, 1999, the Company granted 400,000 options to purchase shares of the Company as follows; 100,000 shares at an exercise price of $2.50 per share, 100,000 shares at an exercise of $3.00 per share, 100,000 shares at an exercise price of $3.50 per share and 100,000 shares at an exercise price of $4.00 per share. No consulting expenses were recorded in connection with such options based on the underlying value of the stock on the grant date. As of September 2000, the options expired and no options were ever exercised.

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

          b) For the six months ended June 30, 2001 and 2000 and for the years ended December 31, 2000 and 1999, financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $24,000, $29,000, $51,080 and $36,000, respectively.

          c) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. As of June 30, 2001 and December 31, 2000, one Promissory note remains amounting to $37,000 and has been classified as current. As of June 30, 2001 and December 31, 2000, the Company's President and CEO was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 14 -    RELATED PARTIES TRANSACTIONS (cont'd)

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

          g) On December 20, 2000, the Company entered into the Agreement with the Trust, the beneficiary of which is a relative of the Company's President and CEO and a relative of a principal stockholder. The Trust pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of the collateral previously pledged by the Company in connection with its factoring agreement with Century. The Company paid $42,500 to the Trust in connection with the Agreement.

                On May 3, 2001, the Agreement was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment, the Company entered into a guarantee agreement with Gal Capital Corp, whose President is a relative of the Company's President and CEO and a principal stockholder of the Company to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 1, 2001.

                On September 15, 2001, the Agreement was further amended so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expires on September 1, 2001 but can be extended year to year at the Company's option for a period of ten years.

                On September 15, 2001, the Company entered into a new Reimbursement Agreement with relatives of a principal stockholder who is related to the President and CEO of the Company ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral in connection with Breaking Waves' factoring agreement with Century. Absent any default, the letter of credit will remain in effect for ten years.

                In exchange for the above letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (1-3/4%) of net sales through September 30, 2011. Upon the signing of the Agreement, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty five days after the close of each fiscal quarter. See Note 16.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 15      -    INDUSTRY SEGMENTS

               The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments is as follows:

                                                                              Six months ended June 30,

                                                                 2001                                2000
                                                    -------------------------------  -----------------------------
                                                         Segment       Consolidated       Segment     Consolidated
                Sales:
                    Swimwear sales                  $   4,728,948                    $   3,673,770
                    Film production                             -                                -
                                                    -------------                    -------------
                Total sales                                           $   4,728,948                 $    3,673,770
                                                                      =============                 ==============

                Operating income (loss):
                    Swimwear sales                                    $     208,902                 $      368,566
                    Film production                                        (145,272)                      (100,000)
                                                                      --------------                ---------------
                   Total   operating income                                  63,630                        268,566

                Corporate:
                    General and administrative
                     expense                                               (284,580)                      (283,244)
                    (Loss) equity in earnings of affiliate                   (2,771)                             -
                    Amortization expense                                    (35,476)                       (35,476)
                    Interest income                                          24,945                         35,905
                    Interest and finance expense                           (300,273)                      (189,327)
                    Other                                                    14,400                         11,100
                                                                      -------------               ----------------
                Loss from operations before (benefit)
                  provision for income tax                                 (520,125)                      (192,476)

                (Benefit) provision for income tax                             (456)                         10,970
                                                                      -------------               ----------------

                Net (loss) income                                     $    (519,669)             $        (203,446)
                                                                      ==============             ==================

                Identifiable assets:
                    Swimwear sales                                    $   1,313,223                 $    1,207,122
                    Film productions                                      1,451,167                      1,806,064
                    Corporate                                             1,757,685                      2,497,729
                                                                      -------------               ----------------

                Total assets                                          $   4,522,075              $       5,510,915
                                                                      =============              =================


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 15      -    INDUSTRY SEGMENTS (cont'd)

                                                                     Years ended December 31,

                                                                 2000                         1999
                                                    -------------------------------  -----------------------------
                                                         Segment       Consolidated       Segment     Consolidated
                Sales:
                    Swimwear sales                  $   5,713,133                    $   4,756,497
                    Film production                             -                                -
                                                    -------------                    -------------
                Total sales                                           $   5,713,133                 $    4,756,497
                                                                      =============                 ==============

                Operating income (loss):
                    Swimwear sales                                    $     310,068                 $       37,800
                    Film production                                        (314,135)                      (268,880)
                                                                      --------------                ---------------
                   Total   operating income                                  (4,067)                      (231,080)

                Corporate:
                    General and administrative
                     expense                                               (564,346)                      (626,175)
                    (Loss) equity in earnings of affiliate                   (4,290)                      (994,305)
                    Gain on sale of equity investment                             -                        130,093
                   Amortization expense                                     (70,952)                       (70,952)
                    Interest income                                          80,156                         56,212
                    Interest and finance expense                           (371,752)                      (243,148)
                    Other                                                    22,271                         15,549
                                                                      -------------               ----------------
                Loss from operations before (benefit)
                  provision for income tax                                 (912,980)                    (1,963,806)

                (Benefit) provision for income tax                           (6,004)                       12,273
                                                                      -------------               ----------------

                Net (loss) income                                     $    (906,976)             $      (1,976,079)
                                                                      ==============             ==================

                Identifiable assets:
                    Swimwear sales                                    $   4,072,174                 $    3,219,328
                    Film productions                                      1,598,210                      1,906,064
                    Corporate                                             1,993,411                      2,302,228
                                                                      -------------               ----------------

                  Total assets                                        $   7,663,795              $       7,427,620
                                                                      =============              =================


Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and investments.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 16      -    SUBSEQUENT EVENT

                  On September 15, 2001, Century required the Company to increase the amount of collateralized standby letters of credit by $300,000 raising such amount to $1,450,000.

                  On  September  15,  2001,   the  Amended  and  Restated
                  Reimbursement and Compensation Agreement (See Note 8b) was further amended so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expires on September 1, 2002 but can be extended year to year at the Company's option for a period of ten years. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and/or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

                  On September 15, 2001, the Company entered into a new Reimbursement Agreement with relatives of a principal stockholder who is related to the President and CEO of the Company ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral to secure Breaking Waves' Loan and Security Agreement with Century. Absent any default, the letter of credit will remain in effect for ten years. The agreement is guaranteed by Shopnet under a separate Security Agreement dated September 15, 2001.

                  In exchange for the letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (1-3/4%) of net sales through September 30, 2011. Upon the signing of the Agreement, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty five days after the close of each fiscal quarter.

                  In exchange for facilitating the financing arrangements for both the Amended and Restated Reimbursement and Compensation Agreement and the Reimbursement Agreement dated September 15, 2001, Arc Financial Corp. ("Arc") received a consulting fee of
                  i)$209,500 on September 15, 2001 ($20,000 per year for ten years payable in advance plus costs) and ii) one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and one and three quarters (1-3/4%) percent of net sales through September 30, 2011. On September 15, 2001, Arc received advance payments to be applied towards future fees of $36,750. All payments are payable forty five days after the close of each fiscal quarter. The agreement with Arc expires September 30, 2011.