Form 10QSB
period 2001-09-30
SHOPNET COM INC
filed 2001-11-19
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-28690

                                SHOPNET.COM, INC.
                 --------------------------- ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

      Delaware                                              13-3871821
-----------------------------                     -------------------------
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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value: 7,472,224 shares outstanding as of November 12, 2001.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

                Consolidated balance sheets at September 30, 2001 (unaudited) and June 30, 2001.                                  3

                Consolidated statements of operations and comprehensive income for the three months ended September 30,
                2001 and 2000 (unaudited).                                                                                        4

                Consolidated statement of stockholders' equity for the three months ended September 30, 2001 (unaudited).
                                                                                                                                  5
                Consolidated statements of cash flows for the three months ended
                September 30, 2001 and 2000 (unaudited).
                                                                                                                                  6
                Notes to consolidated financial statements (unaudited). 7-17

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                         20-26


PART II.        OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS                                                                                                27

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                        27

Item 3.         DEFAULTS UPON SENIOR SECURITIES                                                                                  27

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              27

Item 5.         OTHER INFORMATION                                                                                                27

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                                 27

                SIGNATURES                                                                                                       28


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   September 30, 2001  June 30, 2001
                                                                                        (Unaudited)       (Audited)

Current assets:
  Cash ..............................................................................  $        259    $    24,703
  Cash - restricted .................................................................       972,336        969,582
  Accounts receivable, net ..........................................................        89,522         77,706
  Other receivables .................................................................        34,060         62,734
  Inventory .........................................................................       395,442        796,538
  Prepaid expenses ..................................................................        66,534         70,762
  Advances to officer ...............................................................        41,971         40,000
                                                                                        -----------    -----------
  Total current assets ..............................................................     1,600,124      2,042,025
                                                                                        -----------    -----------

Property and equipment, net .........................................................        75,569         72,137
Film production and distribution costs, net .........................................     1,204,728      1,204,728
Costs in excess of net assets of business acquired ..................................       709,523        727,261
Investments in movie ventures .......................................................       246,376        246,439
Deferred tax asset - non-current ....................................................       202,500        202,500
Other assets ........................................................................        20,635         20,635
Marketable securities - affiliate ...................................................          --            6,350
                                                                                        -----------    -----------
     Total assets ...................................................................   $ 4,059,455    $ 4,522,075
                                                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to factor .....................................................................   $ 1,781,111    $ 1,700,337
  Accounts payable ..................................................................       159,587        138,218
  Accrued expenses ..................................................................        40,379         21,965
  Current portion of capital lease obligations ......................................        17,391         17,953
  Other taxes payable ...............................................................          --              743
  Deferred tax liability ............................................................         3,606          3,606
                                                                                        -----------    -----------
Total current liabilities ...........................................................     2,002,074      1,882,822
                                                                                        -----------    -----------

Capital lease obligations, net of current portion ...................................          --            3,758
                                                                                        -----------    -----------

         Total liabilities ..........................................................     2,002,074      1,886,580
                                                                                        -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.001 par value, 20,000,000 shares authorized,
   7,472,244 shares issued and outstanding ..........................................         7,472          7,472
  Additional paid-in capital ........................................................     6,638,852      6,638,852
  Accumulated deficit ...............................................................    (4,588,943)    (4,017,179)
                                                                                        -----------    -----------
  Accumulated other comprehensive income ............................................          --            6,350
                                                                                        -----------    -----------
     Total stockholders' equity .....................................................     2,057,381      2,635,495
                                                                                        -----------    -----------

Total liabilities and stockholders' equity ..........................................   $ 4,059,455    $ 4,522,075
                                                                                        ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                     2001           2000
                                                                 -----------    -----------

Net sales ...................................................   $   365,113    $   253,243

Cost of sales ...............................................       405,322        298,135
                                                                 -----------    -----------

Gross loss ..................................................       (40,209)       (44,892)
                                                                 -----------    -----------
Expenses:
    Selling, general, and administrative expenses ...........       470,829        554,043
    Amortization of costs in excess of net assets of business
      acquired ..............................................        17,738         17,738
                                                                 -----------    -----------

Total expenses ..............................................       488,567        571,781
                                                                 -----------    -----------

Loss before other income (expense)
 and provision for income taxes .............................      (528,776)      (616,673)
                                                                 -----------    -----------

Other income (expense):
    Equity in earnings (loss) of affiliate ..................           (63)          --
     Write down of film costs ...............................          --          (50,000)
    Rental income ...........................................         9,050          5,500
    Interest and finance expense ............................       (61,574)       (42,588)
    Interest income .........................................         9,599         27,596
                                                                 -----------    -----------
         Total other income (expense) .......................       (42,988)       (59,442)
                                                                 -----------    -----------

Loss before provision for
 income taxes ...............................................      (571,764)      (676,115)
Provision for income taxes ..................................          --            5,410
                                                                 -----------    -----------

Net loss ....................................................      (571,764)      (681,525)
Other items of comprehensive (loss) income ..................        (6,350)        70,612
                                                                 -----------    -----------
Comprehensive loss ..........................................   $  (578,114)   $  (610,913)
                                                                 -----------    -----------

Basic:
    Net loss per share ......................................   $      (.08)   $      (.09)
                                                                 ===========    ===========

Weighted average number of
 common shares outstanding ..................................     7,472,244      7,472,244
                                                                 ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                              Accumulated
                                                                 Additional                      Other          Total
                                            Common Stock           Paid-in     Accumulated    Comprehensive  Stockholders'
                                        Shares      Amount         Capital       Deficit      Income (Loss)    Equity
                                       ---------   ---------    -----------    ------------   ------------   -----------
Balances at June 30, 2001(audited)     7,472,244   $   7,472    $ 6,638,852    $(4,017,179)   $     6,350    $ 2,635,495

Net loss (unaudited) .............          --            --            --        (571,764)          --         (571,764)

Comprehensive loss ...............          --            --            --              --         (6,350)        (6,350)
                                       ---------   ---------    -----------    ------------   ------------   -----------

Balances at September 30, 2001 ...     7,472,244   $   7,472    $ 6,638,852    $(4,588,943)   $      --      $ 2,057,381
                                       =========   =========    ===========    ============   ============   ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                               2001               2000
                                                                                         ------------           ---------
Cash flows from operating activities:
   Net loss                                                                       $         (571,764)       $      (681,525)
   Adjustments to reconcile net income to net
    cash used in operating activities:
       Equity in loss of affiliate                                                                63                      -
       Write down of film costs                                                                    -                 50,000
       Amortization and depreciation                                                          24,621                 28,676
   Decrease (increase) in:
         Accounts receivable                                                                 (11,816)                 4,742
       Other receivables                                                                      28,674                      -
       Inventory                                                                             401,096                280,410
       Prepaid expenses                                                                        4,228                   (599)
       Advances to officer                                                                    (1,971)                     -
   Increase (decrease) in:
       Due to factor                                                                          80,774                182,567
       Accounts payable                                                                       21,369                 13,774
       Accrued expenses                                                                       18,414                 12,208
       Other taxes payable                                                                      (743)                     -
       Customer deposits                                                                           -                 80,000
                                                                                  -------------------       ----------------

Net cash used in operating activities                                                         (7,055)               (29,747)
                                                                                  -------------------       ----------------


Cash flows from investing activities:
   Acquisition of property and equipment                                                      (10,315)                 (694)
   Investment in joint venture                                                                      -                (5,000)
                                                                                  -------------------       ----------------

Net cash used in investing activities                                                        (10,315)                (5,694)
                                                                                  -------------------       ----------------

Cash flows from financing activities:
   Repayments of line of credit                                                                    -               (213,894)
   Principal payments on capital leases                                                       (4,320)                (4,592)
                                                                                  -------------------       ----------------

Net cash used in financing activities                                                         (4,320)              (218,486)
                                                                                  -------------------       ----------------

Net decrease in cash and restricted cash                                                     (21,690)              (253,927)

Cash and restricted cash, beginning of period                                                994,285              1,642,832
                                                                                  -------------------       ----------------

Cash and restricted cash, end of period                                           $          972,595        $     1,388,905
                                                                                  ===================       ================

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                 $           61,574        $        23,673
                                                                                  ===================       ================
          Income taxes                                                            $                -        $             -
                                                                                  ===================       ================


     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1       -    ORGANIZATION

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

NOTE 2       -    INTERIM RESULTS AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements as of September 30, 2001 and for the three month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three month periods ended September 30, 2001 and 2000. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results of operations for the three month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of Shopnet.com, Inc. and Subsidiaries as of June 30, 2001 and for the six month period then ended and notes thereto included in the Company's report on Form 10-KSB filed on October 15, 2001.

                  The Company in the quarter ended September 30, 2001 has implemented a number of initiatives which it believes will reduce its costs of operations and alleviate in the following nine months its working capital deficiency. In particular, the Company believes that the repayment of its indebtedness to Century (See Note 6(b)) and the recent reductions in interest rates will reduce interest expense. Shopnet has chosen not to renew its lease for its executive facilities. Commencing in December 2001, the Company will consolidate all of its operations in the New York metropolitan region into one new facility (See Note 9(a)), creating a savings through synergies in office expense and a decrease in rent and salaries. The Company has, also, recently refocused its sales efforts, to the extent possible, to eliminate unprofitable or low margin sales and has had improved sales and orders for the current fiscal year.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Recently adopted accounting principles - Film accounting

                  Pursuant to SFAS no. 139, the Company adopted Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films" during the three months ended September 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies. SOP 00-2 was adopted as of July 1, 2001, and had no effect on the Company's consolidated results of operations, financial position or cash flows.

            b)    Recently issued accounting pronouncements

                  The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows except for the effect of adoptions of SFAS No. 142, "Goodwill and Other Intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will be adopting the provisions of this new standard beginning with the first quarter of 2002. During June 2001 SFAS No. 141, "Business Combinations" ("SFAS No. 141") was released. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling - of - interests method for those business combinations is prohibited. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

NOTE 4       -    ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $17,738 for each of the three months ended September 30, 2001 and 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 5    -       INVESTMENTS IN MOVIE VENTURES

             a)     Battle Studies

                  Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through September 30, 2001, $217,500 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

            b)    The Girl

                  Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through September 30, 2001, $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investments in Battle Studies and The Girl under the equity method. For the three months ended September 30, 2001 and 2000, the Company recorded a $63 and $-0-, respectively, net equity losses.

NOTE 6    -       MARKETABLE SECURITIES - AFFILIATE

                  Breaking Waves owns 1,270,000 unregistered common shares of Play Co. Toys & Entertainment Corp. ("Play Co"), a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves.

                  Breaking Waves' ownership percentage is approximately 1.5% of Play Co. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at September 30, 2001 and 2000 which amounted to $-0- and $337,000, respectively. The change in the fair market value of the securities during the periods are recorded as an unrealized gain or loss as a component of comprehensive income. The Company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and are therefore considered non-current (See Note 6 (b)).

                  On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE  7    -      DUE TO FACTOR

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

                  Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, Breaking Waves was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit.

                  On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as discussed below. As of September 30, 2000, there was a balance due CIT for the net advances to Breaking Waves which amounted to $24,921. Interest expense related to this agreement totaled $-0- and $33,686 for the three months ended September 30, 2001 and 2000.

              b)  Century Business Credit Corporation

                  On or about September 12, 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement ("factoring agreement") with Century Business Credit Corporation ("Century") to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of eligible receivables and up to 50% of the value of finished goods in inventory, with interest payable monthly at the rate of 1 3/4% over prime.

                  In connection with the factoring agreement, the Company agreed to continue maintaining $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and its investment in Play Co., which is represented by 1,270,000 shares of Play Co.'s common stock.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE  7    -      DUE TO FACTOR (cont'd)

            b)    Century Business Credit Corporation (cont'd)

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

                  On May 3, 2001, the agreement with the Trust was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment, the Company entered into a guarantee agreement with Gal Capital Corp, whose President is a relative of the Company's President and CEO and a principal stockholder of the Company to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 1, 2001 and was subsequently amended on September 15, 2001.

                  On September 15, 2001, the Amended and Restated Reimbursement and Compensation Agreement was entered into further amending the agreement with the Trust, so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expires on September 1, 2002 but can be extended year to year at the Company's option for a period of ten years. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and/or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE  7    -      DUE TO FACTOR (cont'd)

            b)    Century Business Credit Corporation (cont'd)

                  On September 15, 2001, the Company entered into a Reimbursement Agreement with relatives of a principal stockholder who is related to the President and CEO of the Company ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral to secure Breaking Waves' Loan and Security Agreement with Century. Absent any default, the letter of credit will remain in effect for ten years. The Agreement is guaranteed by Shopnet under a separate Security Agreement dated September 15, 2001.

                  In exchange for the letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (1-3/4%) of net sales through September 30, 2011. In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty five days after the close of each fiscal quarter. The fees are effective October 1, 2001.

                  In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes ("Financing"), as well as consult with the Company with regard to its ongoing operations, including systems to control expenses, methods to enhance and promote sales of Breaking Waves' products and improving production. Pursuant to the terms of the ARC Consulting Agreement, the Company and Breaking Waves agreed to compensate ARC (i) an annual fee of $20,000 ("Base Fee') and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter through September 30, 2011 ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. In October 2001, ARC received (i) a lump sum payment of $209,500 reflecting full advance payment of the Base Fee and (ii)$36,750 reflecting advance payment of the Arc Percentage Fee. The agreement with Arc expires September 30, 2011. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

                  Interest expense related to the factor agreement totaled $51,372 and $6,870 for the three months ended September 30, 2001 and 2000, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of September 30, 2001, the net advances to Breaking Waves from Century amounted to $1,781,111.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 8       -    LINE OF CREDIT

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

NOTE 9       -    COMMITMENTS AND CONTINGENCIES

             a)   Lease commitments

                  Shopnet and Breaking Waves have entered into lease agreements for their administrative offices. Shopnet leases its administrative office pursuant to a 5-year lease expiring November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves leased its administrative offices pursuant to a lease requiring annual payments of $71,600 expiring December 2004. Lastly, Breaking Waves terminated its lease effective November 30, 2001. A new 6 year lease expiring September 30, 2007 was signed in July 2001 and is effective beginning December 1, 2001. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000. The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on September 30, 2001 are as follows:

                             2002                                 $      111,861
                             2003                                         84,915
                             2004                                         84,915
                             2005                                         90,338
                             2006                                         95,760
                             Thereafter                                  119,700
                                                                 --------------
                                                                  $      587,489

                  Rent expense for the three months ended September 30, 2001 and 2000 amounted to $35,870 and $41,300, respectively.

            b)    Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors in Indonesia and the other from Samoa. Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the three months ended September 30, 2001 Breaking Waves had two customers, which comprise 85%, of net sales. For the three months ended September 30, 2000, Breaking Waves had two customers which compromised 100% of net sales.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 9       -    COMMITMENTS AND CONTINGENCIES (cont'd)

            c)    Seasonality

                  Breaking Waves' business is considered seasonal with a large portion of its revenues and profits being derived between November and March. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time it incurs the majority of its production costs with limited revenues and also engages in the sale of product at negative gross margins to remove slow moving items and decrease its carrying cost.

            d)    License agreements

                  i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three-year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves had exercised this option, thereby so extending the agreement. The agreement called for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two-year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two-year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $5,000 and $63,897 during the three months ended September 30, 2001 and 2000 respectively.

                  ii) During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $34,531 and $-0- for the three months ended September 30, 2001 and 2000, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 9       -    COMMITMENTS AND CONTINGENCIES (cont'd)

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

                  As of September 30, 2001, the Company invested $1,971,956 for the co-production and distribution of such motion picture whereas the co-producers have invested $100,000. For the three months ended September 30, 2001 and 2000, the Company derived no revenue from the motion picture and amortized no film costs.

                  For the three months ended September 30, 2001 and 2000 the Company has written down its film production and distribution costs by $-0- and $50,000, respectively, in order to reduce the asset to its estimated net realizable value.

            f)    Litigation

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 10      -    STOCKHOLDER'S EQUITY

         a)     Earnings per share

                  Earnings per common share is computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" ("EPS"). Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

         b)        Warrants

                  i) Initially, each Warrant issued in the initial public offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2001. On August 31, 2001, the Company extended the term of its warrants by 18 months, the Warrants will now expire on March 10, 2003. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company affected a one for three reverse split of the Company's common stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, January 2000 10% common stock dividend and May 2000 20% common stock dividend the warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

                  ii) On April 15, 1998, the Company's Board of Directors
                      authorized the distribution of warrants to all shareholders of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record will receive one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance and receipt by shareholder, shall be issued and distributed once the Company has filed a registration statement for same and same has been declared effective by the Securities and Exchange Commission. The Company to date has not filed the registration statement.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 11      -    RELATED PARTIES TRANSACTIONS

           a) For the three months ended September 30, 2001 and 2000 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $11,800 and $10,000, respectively.

           b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of September 30, 2001, the unpaid portion amounted to $37,000, which has been classified as current. As of September 30, 2001, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 12      -    SEGMENT INFORMATION

                  The Company's operations have been classified into two segments: swimwear sales and film productions. Theses operating segments were based on the nature of the projects and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company's CEO has been identified as the chief decision maker. The Company's chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flow of the respective segments. Information about the two segments is as follows:

                                                                                     Three months ended September 30,
                                                                 2001                                2000
                                                    ------------------             ----------------------------------------
                                                         Segment       Consolidated       Segment     Consolidated
                Sales:
                    Swimwear sales                  $     365,113                    $     253,243
                    Film production                             -                                -
                                                    -------------                    -------------
                Total sales                                           $     365,113                 $      253,243
                                                                      =============                 ==============

                Operating income (loss):
                    Swimwear sales                                    $    (425,275)                $     (460,285)
                    Film production                                            (641)                       (50,200)
                                                                      --------------                ---------------
                      Total  operating income                              (425,916)                      (510,485)
                                                                      --------------                ---------------

                Corporate:
                    General and administrative
                                                     expense                (85,122)                      (138,400)
                                                                      --------------                ---------------
                    (Loss) equity in earnings of affiliate                      (63)                             -
                    Amortization expense                                    (17,738)                       (17,738)
                    Interest income                                           9,599                         27,596
                    Interest and finance expense                            (61,574)                       (42,588)
                    Other                                                     9,050                          5,500
                                                                      --------------                ---------------
                Loss from operations before (benefit)
                      provision for income tax                             (571,764)                      (676,115)
                                                                      --------------                ---------------

                Provision for income tax                                          -                          5,410
                                                                      --------------                ---------------

                Net (loss) income                                     $    (571,764)             $        (681,525)
                                                                      ==============             ==================

                Identifiable assets:
                    Swimwear sales                                    $     882,393              $         978,499
                    Film productions                                      1,451,104                      1,761,064
                    Corporate                                             1,725,958                      2,230,502
                                                                      --------------                ---------------

                Total assets                                          $   4,059,455              $       4,970,065
                                                                      ==============             ==================


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 12  - SEGMENT INFORMATION (cont'd)

               Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expenses and income taxes. Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and investments.

NOTE 13 -    SUBSEQUENT EVENT

               During October 2001, Century released the Company from its requirement of maintaining a minimum cash balance as a result of the events discussed in Note 6 (b). Upon Century removing the restriction, the Company paid and reduced the amount due to Century in October and November 2001 by an aggregate of $620,000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

         Statements contained in this report which are not historical facts and may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate," "believe," "estimate," "expect," "objective," and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

General

         Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a new wholly-owned subsidiary, Hollywood, to which it assigned its motion picture business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves. Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its IPO, it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear. As of June 30, 2001, the company changed its year end from December 31 to June 30.

         The consolidated financial statements at September 30, 2001 and 2000 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by entity in order to be more meaningful.

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000

         For the three months ended September 30, 2001 and 2000, the Company reported a consolidated net loss of $571,764 and $681,525 after an income tax expense of $-0- and $5,410 and a comprehensive net loss of $578,114 and $610,913, respectively.


Breaking Waves

         For the three months ended September 30, 2001 and 2000, Breaking Waves generated net sales of $365,113 and $253,243, respectively, with related cost of sales amounting to $405,322 and $298,135, respectively. The increase in sales amounting to $111,870, or approximately 44%, from 2000 to 2001 was primarily attributable to the introduction of the new Gottex and Coral Cove lines. The gross loss for the three months ended September 30, 2001 amounted to $40,209, or 11% of sales as compared to the three months ended September 30, 2000 during which it amounted to $44,892, or 18% of sales.

         Selling, general, and administrative expenses during the three months ended September 30, 2001 and 2000 amounted to $385,066 and $415,393, respectively. The decrease amounting to $30,327 or approximately 7%, is primarily attributable to a decrease in royalty fees.

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended September 30:

                                                                       2001                      2000
                                                              ------------------        -------------------
         Officers, office staff, designer and
              sales salaries and related benefits             $          146,816        $         128,904
                     Commission expense                                  (17,954)                 (10,277)
            Warehousing costs                                              9,123                      598
         Royalty fees                                                     39,531                   63,897
         Rent expense                                                     22,803                   22,784
         Factor commissions                                                4,801                    2,006
         Miscellaneous general corporate
                 overhead expenses                                       179,946                  207,481

Interest expense in connection with its factoring agreement amounted to $51,372 and $40,556 for the three months ended September 30, 2001 and 2000, respectively. The increase is due to the increase in sales.

     Breaking Waves owns 1,270,000 unregistered common shares ("Play Co. Shares") of Play Co. Toys & Entertainment Corp. ("Play Co," a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves).

Breaking Waves' ownership percentage is approximately 1.5% of Play Co.'s outstanding Common Stock. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at September 30, 2001 and 2000 which amounted to $-0- and $337,000, respectively. The change in the fair market value of the securities during the periods is recorded as an unrealized gain or loss as a component of comprehensive income. The Company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves' factoring agreement with Century Business Credit Corporation ("Century") and they are therefore considered non-current.

         On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

Breaking Waves recorded an unrealized (loss) gain of ($6,350) and $70,612 for the three months ended September 30, 2001 and 2000, respectively, which has been recorded as a component of comprehensive income (loss) in the statements of operations.

         Breaking Waves generated net losses of $483,113 and $503,510, for the three months ended September 30, 2001 and 2000, respectively.

         Breaking Waves' comprehensive loss was $(6,350) for the three months ended September 30, 2001 versus comprehensive income of $70,612 for the three months ended September 30, 2000.

Hollywood

         On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

         For the three months ended September 30, 2001 and 2000, Hollywood generated no sales from its motion picture "Dirty Laundry." Although sales prior to and including the six months ended June 30, 2001 were minimal, the Company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry." There can be no assurance that the Company's new marketing and distribution strategies will be successful in generating sales from "Dirty Laundry." Upon a review of the net realizable value of the movie costs, management has determined that a $-0- and $50,000 write down was necessary as of September 30, 2001 and 2000, respectively. Accordingly, Hollywood generated a loss of $641 and $50,200 for the three months ended September 30, 2001 and 2000, respectively.

         Subsequent to "Dirty Laundry," Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."


Shopnet.com

         For the three months ended September 30, 2001 and 2000, Shopnet generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $85,029 and $138,650 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $53,621, or approximately 39%.

         The major components of the Company's expenses are as follows for the three months ended September 30:

                                                                                      2001           2000
                                                                                ------------     -----------
         Salaries  (officer and office staff) and stock compensation
             and related benefits                                               $     40,058     $    50,792
         Rent                                                                         13,068          18,945
         Legal and professional fees                                                   7,750          31,146
         Consulting fees                                                               6,000           4,000
         Other general corporate and administrative expense                           18,153          33,767

         Shopnet generated a net loss of $88,010 and $127,814 for the three months ended September 30, 2001 and 2000, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 in each period.


Liquidity and Capital Resources

         At September 30, 2001, the Company's consolidated working capital deficit amounted to $401,950.

         At September 30, 2001, current assets consisted primarily of restricted cash and cash equivalents, including certificates of deposit of approximately $750,000 collateralizing standby letters of credit and cash of approximately $220,000 pledged to the Company's factor. The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2001, the Company maintained cash deposits in accounts in excess of Federal Deposit Insurance Corporation limits by approximately $651,000; it believes that such risk is minimal.

         In September 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Century to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and the Play Co. Shares.

         The Company's certificates of deposit in the amount of approximately $750,000 at September 30, 2001 represented a portion of the required collateral of $1,150,000. The balance of $400,000 came from a third party which is a trust ("Trust"), the beneficiary of which is the granddaughter of the Company's President and Chief Executive Officer and the daughter of a principal stockholder of the Company.

         In September 2001, Century increased the required collateral in the amount of $300,000, from $1,150,000 to $1,450,000. Subsequent to September 30, 2001, the Company effected financing arrangements with two parties (one of which is the Trust, the other relatives of a principal stockholder of the Company) providing for assets in the aggregate amount of $1,050,000 ("Financing"), representing a portion of the $1,450,000 required collateral. The provision of the assets in connection with the financing arrangements provided for the $300,000 increase in required collateral and replacement of the Company's certificates of deposit in the amount of $350,000. Giving effect to such transactions, subsequent to September 30, 2001, the Company continued to have certificates of deposit in the amount of $400,000 collateralizing the letters of credit.

         The assets provided by such parties are available to Breaking Waves for a ten year term, subject to earlier termination in the event of default. Breaking Waves is obligated to make an annual payment to each of the two entities which provided such assets, equal to an aggregate of 1-1/4% of net sales of Breaking Waves through June 30, 2002, and an aggregate of 1-3/4% of net sales of Breaking Waves for each year the letter of credit is available thereafter, payable 45 days after the end of each fiscal quarter. In October 2001, such entities received funds in the aggregate amount of $36,750 reflecting advance payment of such amounts.

         At September 30, 2001, the Company was indebted to Century in the aggregate amount of approximately $1,800,000. Subsequent to September 30, 2001, the Company obtained the consent of Century to utilize its restricted cash in the amount of approximately $620,000 (consisting of the certificates of deposit in the amount of $400,000 and the approximately $220,000 in cash pledged to Century by Breaking Waves) to pay down its indebtedness, reducing it to approximately $1,200,000 in November 2001.

         Interest expense related to the Century factoring agreement totaled $51,372 and $6,870 for the three months ended September 30, 2001 and 2000, respectively. Century has a continuing interest in Breaking Waves' inventory as collateral for the advances.

         In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes, as well as consult with the Company with regard to its ongoing operations, including systems to control expenses, methods to enhance and promote sales of Breaking Waves' products and improving production. ARC assisted the Company in the Financing. Pursuant to the terms of the ARC Consulting Agreement, the Company and Breaking Waves agreed to compensate ARC (i) an annual fee of $20,000 ("Base Fee') and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. In October 2001, ARC received (i) a lump sum payment of $209,000 reflecting full advance payment of the Base Fee and (ii)$36,750 reflecting advance payment of the Arc Percentage Fee. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

         Breaking Waves' ownership interest in Play Co. amounted to approximately 1.5% as of September 30, 2001 as evidenced by the Play Co. Shares, which are pledged to Century. As of September 30, 2001, Breaking Waves' investment in Play Co. decreased to $-0- based on fair market value of its common stock holdings. On March 28, 2001, Play Co. and certain of its subsidiaries all filed for protection under Chapter 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing.

         The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. In the September 30, 2001 quarter, the Company implemented a number of initiatives which it believes will reduce its costs of operations and overhead. In particular, the Company believes that the repayment of its indebtedness to Century in the amount of approximately $620,000 in the aggregate will translate into decreased interest expense projected to be approximately $30,000 per annum. Notwithstanding, the Company expects its indebtedness to Century to increase to more than $3 million during the months of December and January as it builds-up its inventory for its peak season. Although there can be no assurance that interest rates will remain at their current low levels, based on the Company's anticipated borrowings in the current fiscal year, the Company believes that recent reductions in interest rates will generate additional savings of approximately $60,000 in the current fiscal year.

         Shopnet has chosen not to renew its lease for its executive facilities. Commencing in December 2001, the Company will consolidate all of its operations in the New York metropolitan region into new facilities where Breaking Waves currently operates, resulting in annualized rental savings estimated at approximately $60,000 over the next 12 months, plus additional savings in utilities and other office and personnel expenses resulting from the economies generated by the consolidated operations. The Company expects that these savings will be further supplemented by salary reductions the Company began to implement during the September 30, 2001 quarter, which are expected to amount to approximately $130,000 during the current fiscal year ending June 30, 2002.

          The Company has recently refocused its sales efforts, to the extent possible, to eliminate unprofitable or low margin sales. This is compounded with improved sales and orders during the month of October 2001. Breaking Waves generated sales during the month of October 2001 of approximately $120,000, as compared to $3,500 during the month of October 2000. Similarly, at October 31, 2001, Breaking Waves had orders of approximately $5.3 million, as compared to approximately $4.8 million at October 31, 2000, reflecting more than a 10% increase. Notwithstanding, there can be no assurance that such figures will be indicative of future results, that the Company will be successful in collecting all receivables, or that any orders booked as of October 31, 2001 will not ultimately be cancelled.


Investments in Joint Ventures

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

         The Company accounts for the investment in Battle Studies on the equity method. For the three months ended September 30, 2001 and 2000, the Company, recorded $63 and $-0-, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of September 30, 2001.

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

         On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN to distribute and promote Battle Studies' motion picture ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty-four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty - four month period. Battle Studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

The Girl, LLC

         Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl," Hollywood invested through September 30, 2001, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

         Hollywood accounts for the investment in Girl LLC under the equity method. Accordingly, as of September 30, 2001, the Company has recorded its investment at $33,702. This represents its initial investment of $35,000 less $1,298 of equity loss for its proportionate share of Girl LLC.


Factoring Arrangements

CIT Group

         On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and
 .65% of receivables sold in excess of $5,000,000 for each year. Breaking Waves took advances of up to 85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. Interest expense related to this agreement totaled $-0- and $33,686 for the three months ended September 30, 2001 and 2000, respectively. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into with Century.


Lease Commitments

         The Company's executive offices are located at 14 East 60th Street, Suite 402, New York New York 10022, (212) 688-9223, comprising approximately 1,800 square feet. The Company leased its office space in November 1996 for a term of five years, at an approximate base annual rental of $70,000. Upon the lease's expiration on November 30, 2001, the executive offices will relocate to Breaking Waves' facilities described below.

         Breaking Waves maintains its executive offices and showroom at 112 West 34th Street, New York, New York 10120. Until January 1998, this space was approximately 1,000 square feet and comprised only office space. In January1998, Breaking Waves amended its lease and rented an additional 1,000 square feet. The lease is for a term of seven years, expiring December 2004, at an annual rental of $71,600. In July 2001, Breaking Waves terminated this lease effective August 31, 2001. A new 6-year lease for an aggregate of 2,200 square feet expiring September 30, 2007 was signed, which becomes effective on November 1, 2001, or such later date as the landlord of such premises completes construction. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Breaking Waves also maintains a Florida office, comprising approximately 780 square feet, with annual payments of approximately $11,000.

License Agreements

On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties and advertising under this agreement totaling $5,000 and $63,897 during the three months ended September 30, 2001 and 2000, respectively.

         During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli Corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement, subject to certain exceptions. The license agreement also requires the Company to expend certain minimum amounts on advertising each year. The license agreement is for a term of three years, subject to earlier termination in accordance with its terms. In the quarter ending September 30, 2001, Breaking Waves recorded $34,531 in royalty expenses related to the minimum guaranteed royalties contained in its agreement with Gottex. Breaking Waves recorded no royalties under this agreement for the three months ended September 30, 2000.

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

Item 4.           Submission of Matters to a Vote of Security Holders:     None.

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November 2001.


                                           SHOPNET.COM, INC.



                                   By: /s/ Harold Rashbaum
                                           Harold Rashbaum
                                           President and Chief Executive Officer