Form 10QSB
period 2001-12-31
SHOPNET COM INC
filed 2002-02-19
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28690

                                SHOPNET.COM, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                     13-3871821
         --------------------------------       ----------------------------
         (State or Other Jurisdiction of       (IRS Employer Identification No.)
         Incorporation or Organization)

            112 West 34th Street, Suite 902, New York, New York 10120
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 967-8303
                  ----------------------------- ---------------
                (Issuer's Telephone Number, Including Area Code)

               14 East 60th Street, Suite 402, New York, NY 10022
            ------------------------- ------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 par value: 7,472,224 shares outstanding as of February 15, 2002.

                       SHOPNET.COM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                                                                     Page
                                                                                                                             Number
                                                                                                                           ---------
Item I.             FINANCIAL STATEMENTS
                    Consolidated balance sheets as of December 31, 2001 (Unaudited) and June 30, 2001
                                                                                                                                3

                    Consolidated statements of operations and comprehensive income (Unaudited) for the six months
                    ended December 31, 2001 and December 31, 2000                                                               4

                    Consolidated statements of stockholders' equity for the six months ended December 31,
                    2001(Unaudited)                                                                                             5

                    Consolidated statements of cash flows for the six months ended December 31, 2001 and December 31,
                    2000 (Unaudited)                                                                                            6

                    Notes to consolidated financial statements (Unaudited)                                                      7

Item 2.             MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                               20

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 3.             DEFAULTS UPON SENIOR SECURITIES

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    SIGNATURES


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    As of December 31, 2001 and June 30, 2001

                                                                                                   Dec. 31       June 30,
                                                    ASSETS                                          2001           2001
                                                                                                 -----------    -----------
                                                                                                 (Unaudited)     (Audited)
Current assets:
     Cash ....................................................................................   $     1,040    $    24,703
     Cash-restricted .........................................................................          --          969,582
     Accounts receivable, net ................................................................        82,898         77,706
     Other receivables .......................................................................          --           62,734
     Inventory ...............................................................................     3,371,741        796,538
     Prepaid expenses ........................................................................       326,976         70,762
     Advances to officer .....................................................................        41,971         40,000
                                                                                                 -----------    -----------
                   Total current assets ......................................................     3,824,626      2,042,025
                                                                                                 -----------    -----------

     Property and equipment, net .............................................................        76,011         72,137
     Film production and distribution costs, net .............................................     1,204,728      1,204,728
     Costs in excess of net assets of business acquired ......................................       709,523        727,261
     Investments in movie ventures ...........................................................       246,376        246,439
     Deferred tax asset-non-current ..........................................................       202,500        202,500
     Other assets ............................................................................        20,706         20,635
     Marketable securities-affiliate .........................................................          --            6,350

                                                                                                 -----------    -----------
                   Total assets ..............................................................   $ 6,284,470    $ 4,522,075
                                                                                                 -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Due to factor ...........................................................................   $ 2,847,809    $ 1,700,337
     Accounts payable ........................................................................     1,259,250        138,218
     Accrued expenses ........................................................................        79,962         21,965
     Current portion of lease ................................................................        12,961         17,953
     Other taxes payable .....................................................................           276            743
     Deferred tax liability ..................................................................         3,606          3,606
                                                                                                 -----------    -----------
     Total current liabilities ...............................................................     4,203,864      1,882,822
                                                                                                 -----------    -----------

Capital lease obligations, net of current portion ............................................          --            3,758
                                                                                                 -----------    -----------

                   Total liabilities .........................................................     4,203,864      1,886,580
                                                                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 7,472,244 shares issued and
       outstanding ...........................................................................         7,472          7,472
     Additional paid in capital ..............................................................     6,638,852      6,638,852
     Accumulated deficit .....................................................................    (4,565,718)    (4,017,179)
     Accumulated other comprehensive income ..................................................          --            6,350
                                                                                                 -----------    -----------
                   Total stockholders' equity ................................................     2,080,606      2,635,495
                                                                                                 -----------    -----------

     Total liabilities and stockholders' equity ..............................................   $ 6,284,470    $ 4,552,075
                                                                                                 ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                             Six Months Ended             Three Months Ended
                                                         Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                                           2001           2000           2001           2000
                                                       -----------    -----------    -----------    -----------

Net sales ..........................................   $ 1,700,705    $ 2,039,363    $ 1,335,592    $ 1,786,120

Cost of sales ......................................     1,098,622      1,272,470        693,300        974,335
                                                       -----------    -----------    -----------    -----------

Gross profit .......................................       602,083        766,893        642,292        811,785
                                                       -----------    -----------    -----------    -----------

Expenses:
Selling, general, and administrative ...............       979,147      1,112,064        508,318        558,021
Amortization of costs in excess of net assets of
    business acquired ..............................        35,476         35,476         17,738         17,738
                                                       -----------    -----------    -----------    -----------

Total expenses .....................................     1,014,623      1,147,540        526,056        575,759
                                                       -----------    -----------    -----------    -----------

Income (loss) before other income (expenses) and
provision for income taxes .........................      (412,540)      (380,647)       116,236        236,026
                                                       -----------    -----------    -----------    -----------

Other income (expenses):
Equity in earnings (loss) of affiliate .............           (63)        (4,290)          --           (4,290)
Write down of film costs ...........................          --         (208,564)          --         (158,564)
Rental income ......................................         9,050         11,171           --            5,671
Interest and financial expense .....................      (155,919)      (182,425)       (94,345)      (139,887)
Interest income ....................................        10,933         44,251          1,334         16,655
                                                       -----------    -----------    -----------    -----------

Total other income (expense) .......................      (135,999)      (339,857)       (93,011)      (280,415)
                                                       -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes ....      (548,539)      (720,504)        23,225        (44,389)

Provision (benefit) for income taxes ...............          --          (16,974)          --          (22,384)
                                                       -----------    -----------    -----------    -----------

Net income (loss) ..................................      (548,539)      (703,530)        23,255        (22,005)
                                                       -----------    -----------    -----------    -----------

Other items of comprehensive (loss) income
                                                            (6,350)      (158,750)          --             --
                                                       -----------    -----------    -----------    -----------

Comprehensive loss .................................   $  (554,889)   $  (862,280)   $    23,225    $   (22,005)
                                                       -----------    -----------    -----------    -----------

Basic:
Net loss per share .................................   $      (.07)   $     (0.09)   $      .003    $     (.003)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding
                                                         7,472,244      7,472,244      7,472,244      7,472,244
                                                       ===========    ===========    ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For The Six Months Ended December 31, 2001
                                   (Unaudited)

                                                                                                 Accumulated
                                                                     Additional                     Other          Total
                                              Common Stock            Paid-in     Accumulated   Comprehensive    Stockholders'
                                         Shares         Amount        Capital       Deficit        Income (loss)  equity
                                      -----------    -----------    -----------   -----------    -----------    -----------

Balances at June 30, 2001 (Audited)     7,472,244    $     7,472    $ 6,638,852   $(4,017,179)   $     6,350    $ 2,635,495

Net loss (Unaudited) ..............                                                  (548,539)                     (548,539)

Comprehensive loss ................          --             --             --            --      $    (6,350)        (6,350)
                                      -----------    -----------    -----------   -----------    -----------    -----------

Balances at December 31, 2001 .....   $ 7,472,244    $     7,472    $ 6,638,852   $(4,565,718)   $      --      $ 2,080,606
                                      ===========    ===========    ===========   ===========    ===========    ===========















     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               For The Six Months Ended December 31, 2001 And 2000
                                   (Unaudited)


                                                                                        Dec. 31,         Dec. 31,
                                                                                          2001             2000
                                                                                      -----------    -----------
Cash flows from operating activities:

   Net loss .......................................................................   $  (548,539)   $  (703,530)
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in loss of affiliate ...............................................            63        (35,710)
        Amortization and depreciation .............................................        57,876
                                                                                                          31,665

Decrease (increase) in:
        Accounts receivable .......................................................        (5,186)       (35,810)
        Other receivables .........................................................        62,734        (27,922)
        Inventory .................................................................    (2,575,203)    (2,896,383)
        Prepaid expenses ..........................................................      (256,220)       (29,607)
        Advances to officer .......................................................        (1,971)          --
        Other assets ..............................................................           (71)           (54)
        Investment in securities available for sale ...............................          --          266,700
Increase (decrease) in:
        Due to factor .............................................................     1,147,472      2,127,967
        Accounts payable ..........................................................     1,121,032      1,039,046
        Accrued expenses ..........................................................        57,997         61,102
        Other taxes payable .......................................................          (467)        11,051
                                                                                      -----------    -----------

Net cash used in operating activities .............................................      (966,694)      (165,274)
                                                                                      -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment ..........................................       (17,801)        (3,408)
                                                                                      -----------    -----------

Net cash used in investing activities .............................................       (17,801)        (3,408)
                                                                                      -----------    -----------
Cash flows from financing activities:
  Principal payments on capital leases ............................................        (8,750)       (37,950)
  Reduction in line of credit .....................................................          --         (213,894)
                                                                                      -----------    -----------

Net cash used in financing activities .............................................        (8,750)      (251,844)
                                                                                      -----------    -----------

Net decrease in cash and restricted cash ..........................................      (993,245)      (420,526)

Cash and restricted cash, beginning of period .....................................       994,285      1,642,832
                                                                                      -----------    -----------

Cash and restricted cash, end of period ...........................................   $     1,040    $ 1,122,306
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information: cash paid during the period for :

        Interest ..................................................................   $   155,919    $   182,425
                                                                                      ===========    ===========

        Income taxes ..............................................................   $      --      $      --
                                                                                      ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1-  ORGANIZATION

                  Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com. Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally. As of June 30, 2001, Shopnet and all of its subsidiaries changed their financial year end from December 31 to June 30.

NOTE 2-  INTERIM RESULTS AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements as of December 31, 2001 and for the six month periods ended December 31, 2001 and December 31, 2000 and for the three month periods ended December 31, 2001 and December 31,2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the six month periods ended December 31, 2001 and December 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.

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

                  The Company in the quarter ended December 31, 2001 has implemented a number of initiatives which it believes will reduce its costs of operations and alleviate in the following six months its working capital deficiency. In particular, the Company believes that the repayment of its indebtedness to Century (See Note 6 (b) ) and the recent reductions in interest rates will reduce interest expense. Shopnet has chosen not to renew its lease for its executive facilities.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2-  INTERIM RESULTS AND BASIS OF PRESENTATION  (continued)

                  In December 2001, the Company consolidated all of its operation's in the New York metropolitan region into one new facility (See Note 9(a) ), creating a savings through synergies in office expense and decrease in rent and salaries. The Company has, also, recently refocused its sales efforts, to the extent possible, to eliminate unprofitable or low margin sales and has had improved sales and orders for the current fiscal year.

NOTE 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Recently adopted accounting principles - Film accounting

                  Pursuant to SFAS no. 139, the Company adopted Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films" during the six months ended December 31, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television products to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged to film costs, which was required under the previous accounting rules, SOP 00-2 also in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies. SOP-002 was adopted as of July 1, 2001, and had no effect on the Company's consolidated results of operations, financial position or cash flows.

b)       Recently issued accounting pronouncements

                  The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows except for the effect of adoptions of SFAS No. 142, " Goodwill and Other Intangible assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will be adopting the provisions of this new standard beginning with the first quarter of 2002. During June 2001 SFAS No. 141, "Business Combinations" (SFAS No, 141") was released. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. The provisions of SFAS 141 apply to all business combinations is prohibited. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-  ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $35,476 for each of the six months ended December 31, 2001 and 2000.

NOTE 5-  INVESTMENTS IN MOVIE VENTURES

a)       Battle Studies

                  Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through December 31, 2001, $217,500 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

b)       The Girl

                  Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through December 31, 2001 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investments in Battle Studies and The Girl under the equity method. For the six months ended December 31, 2001 and 2000, the Company recorded $63 and $0, respectively, in net equity losses.

NOTE 6-  MARKETABLE SECURITIES- AFFILIATE

                  Breaking  Waves  owns  1,270,000   unregistered  common
                  shares of Play Co. Toys & Entertainment Corp. ("Play Co."), a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves.

                  Breaking Waves' ownership percentage is approximately 1.5% of Play Co. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities." Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at December 31, 2001 and 2000 which amounted to $0 and $337,000, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6-  MARKETABLE SECURITIES- AFFILIATE (continued)

                  The change in the fair market value of the securities during the periods are recorded as an unrealized gain or loss as a component of comprehensive income. The Company pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and are therefore considered non-current (See Note 6 (b)).

                  On March 28, 2001 Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

NOTE 7-  DUE TO FACTOR

a)       CIT Group

                  On August 20, 1997, Breaking Waves entered into a factoring and revolving Inventory loan and security agreement (as amended December 9,1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year.

                  Breaking Waves took advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, Breaking Waves was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit.

                  On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as discussed below. As of September 30, 2000, there was a balance due CIT for the net advances to Breaking Waves which amounted to $24,921. Interest expense related to this agreement totaled $0 and $33,686 for the six months ended December 31, 2001 and 2000.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 7-  DUE TO FACTOR

         b)       Century Business Credit Corporation (continued)

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

                  On May 3, 2001, the Agreement with the Trust was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment, the Company entered into a guarantee agreement with Gal Capital Corp., whose President is a relative of the Company's President and CEO and a principal stockholder of the Company to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 1, 2001 and was subsequently amended on September 15, 2001.

                  On September 15, 2001, the Amended and Restated Reimbursement and Compensation Agreement was entered into and further amended the agreement with the Trust, so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expires on September 1, 2002 but can be extended year to year at the Company's option for a period of ten years. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and / or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7-  DUE TO FACTOR

         b)       Century Business Credit Corporation (continued)

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

                  In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting services. Pursuant to the terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes ("Financing"), as well as consult with the Company with regard to its ongoing operations, promote sales of Breaking Waves' products and improving production. Pursuant to the terms of the ARC Consulting Agreement, the Company and Breaking Waves agreed to compensate ARC (i) an annual fee of $20,000 ("Base Fee") and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter through September 30, 2011 ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. In October 2001, ARC received (I) a lump sum payment of $209,000 reflecting full advance payment of the Base Fee and (ii) $36,750 reflecting advance payment of the Arc Percentage Fee. The agreement with Arc expires September 30, 2011. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

                  Interest expense related to the factor agreement totaled $102,833 and $100,488 for the six months ended December 31, 2001 and 2000, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of December 31, 2001, the net advances to Breaking Waves from Century amounted to $2,847,809.

                  During October 2001, Century released the Company from its requirement of maintaining a minimum cash balance as a result of the events discussed in Note 6 (b). Upon Century removing the restriction, the Company paid and reduced the amount due to Century in October and November 2001 by an aggregate of $620,000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8-  OTHER EVENTS

                  On January 23, 2002, the Company notified the Nasdaq Stock Market, Inc. ("Nasdaq") of the withdrawal of its listing from the SmallCap Market, effective with that date.

                  The Company had previously received notification from Nasdaq in late November 2001, advising that it did not satisfy the minimum net tangible assets or equity standards for continued listing on the Nasdaq SmallCap Market.

                  The Company has explored its options in this regard, and has determined that its resources would best be allocated in areas that could improve its results of operations. The Company's common stock and warrants have traded on the Nasdaq SmallCap Market since September 1996.

                  Following the delisting from Nasdaq, the Company's securities began trading on the OTC Bulletin Board.


NOTE 9-  COMMITMENTS AND CONTINGENCIES

a)       Lease commitments

                  Shopnet and Breaking Waves have entered into lease agreements for their administrative offices. Shopnet leases its administrative offices. Shopnet leased its administrative office pursuant to a 5-year lease that expired on November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves terminated its lease effective November 30, 2001. A new 6 year lease expiring September 30, 2007 was signed in July 2001 and is effective beginning December 1, 2001.Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000. The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 2001 are as follows:

                                2002                             $       111,861
                                2003                                      84,915
                                2004                                      84,915
                                2005                                      90,338
                                2006                                      95,760
                                Thereafter                               119,700
                                                                ----------------
                                                                 $       587,489
                                                                ================

                  Rent expense for the six months ended December 31, 2001 and 2000 amounted to $68,127 and $84,400, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-  COMMITMENTS AND CONTINGENCIES (continued)

b)       Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors, one in Indonesia and the other in Samoa. Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors.

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

d)       License agreements

        i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June
                    30, 1998 and contained a provision for an additional three-year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves had exercised this option, thereby so extending the agreement. The agreement called for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two-year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two-year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effectively July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with option based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $10,000 and $63,897 during the six months ended December 31, 2001 and 2000 respectively.

        ii)         During June 2000,  Breaking  Waves  entered  into a
                    license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $42,611 and $8,859 for the six months ended December 31, 2001 and 2000, respectively.


                                       14-

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-  COMMITMENTS AND CONTINGENCIES (continued)

e)       Co-production and property purchase agreements

                  Pursuant to co-production and property purchase agreements dated March 15, 1996, as amended, the Company acquired the rights to co-produce a motion picture and to finance the costs of production and distribution of such motion picture with the co-production. The Company retains all rights to the motion picture with the co-producer agreeing to finance $100,000 of the cost of production. The Company retains all rights to the motion picture, the screenplay, and all ancillary rights attached thereto. The motion picture was completed during the latter part of 1996 and, accordingly, the Company commenced the marketing and distribution process.

                  As of December 31, 2001, the Company invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the six months ended December 31, 2001 and 2000, the Company derived no revenue from the motion picture and amortized no film costs.

                  For the six months ended December 31, 2001 and 2000 the Company has written down its film production and distribution costs by $0 and $50,000, respectively, in order to reduce the asset to its estimated net realizable value.

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

                  In or about December 2001, a group of over 275 foreign plaintiffs commenced an action entitled Abeln v. Arbel, et. al in the United States District Court for the Southern District of New York naming the Company, along with over 30 other entities and individuals as defendants. The Company has not yet been served with the summons and complaint, and cannot discern if such service will be effectuated. Thus, the Company is not yet a party to the suit.

                  The Complaint purports to state claims, among others, for securities fraud, RICO, breach of contract, common law fraud and breach of fiduciary duty allegedly arising out of the defendants' supposed involvement with the preferred stock of Europe American Capital Corporation ("EACC"). The complaint is unclear but it appears that only the RICO and common law fraud claim are alleged as against the Company.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-  COMMITMENTS AND CONTINGENCIES (continued)

f)              Litigation (continued)

                  Among other things, the plaintiffs claim that a large amount of EACC's funds have been invested in the Company. The plaintiffs allege that they incurred losses and damages in excess of $25,000,000. The action seeks an unstated amount of monetary damages together with punitive damages.

                  Should the Company be served, it anticipates seeking Court approval to make a motion to dismiss the complaint for among other reasons, failure to state claim.

                  In light of the early stage of this action, the Company's counsel is unable to form an opinion as to the likelihood of an unfavorable outcome.

NOTE 10- STOCKHOLDERS' EQUITY

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

b)       Warrants

        i) Initially, each Warrant issued in the initial public offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2001. On August 31, 2001, the Company extended the term of its warrants by 18 months, the Warrants will now expire on March 10, 2003. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company affected a one for three reverse split of the Company's common stock. Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, the January 2000 10% common stock dividend and the May 2000 20% common stock dividend, the warrants have been cumulatively adjusted such that the exercise of each warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10- STOCKHOLDERS' EQUITY (continued)

         b)       Warrants (continued)

                ii) On April 15,  1998,  the  Company's  Board of Directors
                    authorized the distribution of warrants to all shareholders of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record will receive one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance and receipt by shareholder, shall be issued and distributed once the Company has file a registration statement for same and same has been declared effective by the Securities and Exchange Commission. The Company to date has not filed the registration statement.

NOTE - 11         RELATED PARTIES TRANSACTIONS

a) For the six months ended December 31, 2001 and 2000 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $17,445 and $22,800, respectively.

b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of December 31, 2001, the unpaid portion amounted to $37,000, which has been classified as current. As of December 31, 2001, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE - 12         SEGMENT INFORMATION

                  The Company's operations have been classified into two segments: swimwear sales and film productions. These operating segments were based on the nature of the projects and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's CEO has been identified as the chief decision maker. The Company's chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flow of the respective segments. Information about the two segments is as follows:

                                                                   Six Months Ended
                                                        2001                           2000
                                               ---------------------------      ----------------------------
                                                 Segment      Consolidated        Segment       Consolidated
                                               -----------   -------------      ------------    ------------
   Sales:

      Swimwear sales .......................   $ 1,700,705                      $ 2,039,363
      Film production ......................          --                               --
                                               -----------                      -----------

Total sales ................................                  $ 1,700,705                       $ 2,039,363
                                                              ===========                       ===========

Operating income (loss):
      Swimwear sales .......................                  $  (187,260)                      $   (58,498)
      Film production ......................                         (600)                         (214,135)
                                                              -----------                       -----------

Total operating income (loss) ..............                  $  (187,860)                      $   272,633
                                                              -----------                       -----------

Corporate:
      General and administrative expense ...                  $  (189,204)                      $  (281,102)
                                                               -----------                      -----------

      (Loss) equity in earnings of affiliate                          (63)                           (4,290)
      Amortization expense .................                      (35,476)                          (35,476)
      Interest income ......................                       10,933                            44,251
      Interest and finance expense .........                     (155,919)                         (182,425)
      Other ................................                        9,050                            11,171
                                                               -----------                      -----------

Loss from operating before (benefit) .......                     (548,539)                         (720,504)

Provision for income tax ...................                         --                             (16,974)
                                                               -----------                       -----------

Net (loss) income ..........................                  $  (548,539)                      $  (703,530)
                                                               ===========                       ===========

Identifiable assets:
      Swimwear sales .......................                  $ 3,604,624                       $ 4,072,174
      Film productions .....................                    1,451,104                         1,598,210
      Corporate ............................                    1,228,942                         1,993,411
                                                              -----------                       -----------

Total assets ...............................                  $ 6,284,670                       $ 7,663,795
                                                              ===========                       ===========

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE - 12         SEGMENT INFORMATION (continued)

                  Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expenses and income taxes. Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and investments.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

   Statements contained in this report which are not historical facts and may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate ", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

   The consolidated financial statements at December 31, 2001 and 2000 included the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by entity in order to be more meaningful.

   Three months ended December 31, 2001 as compared to the three months ended December 31, 2000

   For the three months ended December 31, 2001, the Company reported consolidated net income of $23,225 as compared to a consolidated net loss of $22,005 for the three months ended December 31, 2000 after an income tax expense of $0 and a tax benefit of $22,384 and comprehensive net income of $23,225 and a comprehensive net loss of $22,005, respectively.

   Breaking Waves
   For the three months ended December 31, 2001 and 2000, Breaking Waves generated net sales of $1,335,592 and $1,786,120, respectively, with related cost of sales amounting to $693,300 and $974,335, respectively. The decrease in sales amounting to $450,528, or approximately 25%, from 2000 to 2001 was primarily attributable to the economic impact of the September 11th disaster and the subsequent deferment of new orders into the new year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The gross profit for the three months ended December 31, 2001 amounted to $642,292, or 48% of sales as compared to the three months ended December 31, 2000 during which it amounted to $811,785 or 45% of sales.

   Selling, general, and administrative expenses during the three months ended December 31, 2001 and 2000 amounted to $ 404,277 and $ 425,280, respectively. The decrease amounting to $21,003 or approximately 5%, is primarily attributable to a decrease in selling expenses as a result of the decrease in sales due to the September 11th disaster.

   The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended December 31:

                                                                                                          2001              2000
                                                                                                    ----------------    ------------

          Officers, office staff, designer and  sales , salaries and related benefits                     $169,966      $ 153,172

          Commission expense                                                                                 11,135         40,282
          Warehousing costs                                                                                  76,541         77,115
          Royalty fees                                                                                       13,080          8,859
          Rent expense                                                                                       25,814         23,997
          Factor commissions                                                                                  8,663         14,683

          Miscellaneous general corporate overhead expenses                                                 99,078         107,172



   Interest expense in connection with its factoring agreement amounted to $51,461 and $96,638 for the three months ended December 31, 2001 and 2000, respectively. The decrease is due to a decrease in sales, as well as a reduction in the stated prime interest rate.

   Breaking Waves generated net income of $238,056 and a loss of $134,691 for the three months ended December 31, 2001 and 2000 respectively.

  Hollywood

   On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

   For the three months ended December 31, 2001 and 2000, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the six months ended June 30, 2001 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that a $0 and $50,000 write down was necessary as of December 31, 2001 and 2000, respectively, Accordingly, Hollywood generated a loss of $600 and $0 for the three months ended December 31, 2001 and 2000, respectively.

   Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   Shopnet.com

   For the three months ended December 31, 2001 and 2000, Shopnet generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

   Shopnet's selling, general, and administrative expense amounted to $104,082 and $132,741 for the three months ended December 31, 2001 and 2000. This represents a decrease of $28,659, or approximately 22%.

   The major components of the Company's expenses are as follows for the three months ended December 31:

                                                                                              2001               2000
                                                                                          ---------------    --------------
           Salaries (officer and office staff) and stock compensation and related benefits
                                                                                                $30,586            $36,306
           Rent                                                                                   6,442             19,118
           Legal and professional fees                                                           47,330             27,500
           Consulting fees                                                                        5,945              6,000
           Other general corporate and administrative expense                                    13,779             43,817

   Shopnet generated a net loss of $103,784 and $235,283 for the three months ended December 31, 2001 and 2000, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 in each period.


Six months ended December 31, 2001 as compared to the six months ended December 31, 2000

   For the six months ended December 31, 2001 and 2000, the Company reported a consolidated net loss of $548,539 and $703,530 after an income tax expense of $0 and a tax benefit of $16,974 and a comprehensive net loss of $554,889 and $862,280, respectively.

   Breaking Waves
   For the six months ended December 31, 2001 and 2000, Breaking Waves generated net sales of $1,700,715 and $2,039,363, respectively, with related cost of sales amounting to $1,098,622 and $1,272,470, respectively. The decrease in sales amounting to $338,648, or approximately 17%, from 2000 to 2001 was primarily attributable to the economic impact of the September 11th disaster and the subsequent deferment of new orders into the new year.

   The gross profit for the six months ended December 31, 2001 amounted to $602,083, or 35% of sales as compared to the six months ended December 31, 2000 during which it amounted to $766,893 or 38% of sales.

   Selling, general, and administrative expenses during the six months ended December 31, 2001 and 2000 amounted to $789,343 and $825,393, respectively. The decrease amounting to $36,050 or approximately 4%, is primarily attributable to a decrease in selling expenses as a result of the decrease in sales due to the September 11th disaster.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the six months ended December 31:

                                                                                                          2001              2000
                                                                                                    ----------------    ------------

          Officers, office staff, designer and  sales , salaries and related benefits                   $ 246,138      $ 273,076

          Commission expense                                                                               (6,819)        30,005
          Warehousing costs                                                                                85,664         77,713
          Royalty fees                                                                                     52,611         72,765
          Rent expense                                                                                     48,617         46,781
          Factor commissions                                                                               13,464         16,689

          Miscellaneous general corporate overhead expenses                                               349,668        308,364


   Interest expense in connection with its factoring agreement amounted to $102,833 and $137,194 for the six months ended December 31, 2001 and 2000, respectively. The decrease is due to a decrease in sales, as well as a reduction in the stated prime interest rate.

   Breaking Waves owns 1,270,000 unregistered common shares ("Play Co. Shares") of Play Co. Toys & Entertainment Corp. ("Play Co, " a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves).

   Breaking Waves' ownership percentage is approximately 1.5% of Play Co.'s outstanding Common Stock. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. " Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at December 31, 2001 and 2000 which amounted to $0 and $337,000, respectively. The change in the fair market value of the securities during the periods is recorded as an unrealized gain or loss as a component of comprehensive income. The company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves' factoring agreement with Century Business Credit Corporation ("Century") and the are therefore considered non-current.

   On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Breaking Waves (continued

Breaking Waves recorded an unrealized (loss) gain of $(6,350) and $337,312 for the six months ended December 31, 2001 and 2000 respectively, which has been recorded as a component of comprehensive income (loss) in the statement of operations.


Breaking Waves generated a net loss of $187,860 for the six months ended December 31, 2001 and a net loss of $179,583 for the six months ended December 31, 2000.


Hollywood

   For the six months ended December 31, 2001 and 2000, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the six months ended June 30, 2001 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that a $0 and $208,564 write down was necessary as of December 31, 2001 and 2000, respectively, Accordingly, Hollywood generated a loss of $1,241 and $214,064 for the six months ended December 31, 2001 and 2000, respectively.

   Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

   Shopnet.com

   For the six months ended December 31, 2001 and 2000, Shopnet generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

   Shopnet's selling, general, and administrative expense amounted to $189,204 and $271,190 for the six months ended December 31, 2001 and 2000. This represents a decrease of $81,986, or approximately 30%.

   The major components of the Company's expenses are as follows for the six months ended December 31:

                                                                                           2001               2000
                                                                                        -------------     ------------
           Salaries (officer and office staff) and stock compensation and
           related benefits                                                                 $70,644           $ 87,101
           Rent                                                                              19,510             38,063
           Legal and professional fees                                                       55,080             58,646
           Consulting fees                                                                   11,945              4,000
           Other general corporate and administrative expense                                32,025             77,584



   Shopnet generated a net loss of $209,532 and $593,575 for the six months ended December 31, 2001 and 2000, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 in each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    Liquidity and Capital Resources

         At December 31, 2001, the Company's consolidated working capital deficit amounted to $379,238.

         At December 31, 2001, current assets consisted primarily of inventory of $3,371,741.

    In September 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement with Century to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of the receivables, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in segregated account in order to collateralize standby letters of credit for Breaking Waves. Additionally, Breaking Waves was required to pledge as additional collateral, $200,000 of its own cash and the Play Co. shares. Additional collateral of $400,000 came from a third party which is a trust ("Trust"), the beneficiary of which is the granddaughter of the Company's President and Chief Executive Officer and the daughter of a principal stockholder of the Company.

    In September 2001, Century increased the required collateral in the amount of $300,000, from $1,150,000. Subsequent to December 31, 2001, the Company effected financing arrangements with two parties (one of which is the Trust, the other relatives of as principal stockholder of the Company) providing for assets in the aggregate amount of $1,050,000 ("Financing"), representing a portion of the $1,450,000 required collateral. The provision of the assets in connection with the financing arrangements provided for the $300,000 increase in required collateral and replacement of the Company's certificates of deposit in the amount of $350,000.

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

    At December 31, 2001, the Company was indebted to Century in the aggregate amount of approximately $1,800,000. In November 2001, the Company obtained the consent of Century to utilize its restricted cash in the amount of approximately $620,000 (consisting of the certificates of deposit in the amount of $400,000 and the approximately $220,000 in cash pledged to Century by Breaking Waves) to pay down its indebtedness, reducing it to approximately $1,200,000 in November 2001.

   Interest expense related to the Century factoring agreement totaled $102,833 and $100,488 for the six months ended December 31, 2001 and 2000, respectively. Century has a continuing interest in Breaking Waves' inventory as collateral for the advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Liquidity and Capital Resources


   In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company n the acquisition of financing to acquire inventory and for other corporate purposes, as well as consult with the Company with regard to its ongoing operations, including systems to control expenses, method to enhance and promote sales of Breaking Waves' products and improving production. ARC assisted the Company in the Financing. Pursuant to the terms of the ARC Consulting Agreement, the Company in the Financing. Pursuant to the term of the ARC Consulting Agreement, the Company and Braking Waves agreed to compensate ARC (i) an annual fee of $20,000 (`Base Fee") and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. In October 2001, ARC received (I) a lump sum payment of $209,000 reflecting full advance payment of the Base Fee and (ii) $36,750 reflecting advance payment of the ARC Percentage Fee. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

   The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. In the December 31, 2001 quarter, the Company implemented a number of initiatives which it believes will reduce its cost of operations and overhead. In particular, the Company believes that the repayment of its indebtedness to Century in the amount of approximately $620,000 in the aggregate will translate into decreased interest expense projected to be approximately $30,000 per annum. Notwithstanding, the Company expects its indebtedness to Century to increase to more than $4 million during the months of January and February 2002 as it builds-up its inventory for its peak season. Although there can be no assurance that interest rates will remain at their current low levels, based on the Company's anticipated borrowings in the current fiscal year, the Company believes that recent reductions in interest rates will generate additional savings of approximately $60,000 in the current fiscal year.

   In December 2001, the Company consolidated all of its operations in the New York metropolitan region into new facilities where Breaking Waves currently operates, resulting in annualized rental savings estimated at approximately $60,000 over the next 12 months, plus additional savings in utilities and other office and personnel expenses resulting from the economies generated by the consolidated operations. The Company expects that these savings as well as salary reductions that the Company implemented during the December 31, 2001 quarter, will amount to approximately $130,000 during the current fiscal year ending June 30, 2002.

   The Company has recently refocused its sales efforts, to the extent possible, to eliminate unprofitable or low margin sales. This is compounded with improved sales and orders during the month of January 2002. Breaking Waves did ship sales orders during the month of January 2002 of approximately $1,065,000. There can be no assurance that such figures will be indicative of future results, that the Company will be successful in collecting all receivables, or that any orders booked as of January 2002 will not ultimately be cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Investments in Joint Ventures

   Battle Studies Productions, LLC

   In April 1998, the Company entered into a co-production agreement with North Fork Bank for "Machiavelli Rises." The Company and North Fork formed Battle Studies to finance, produce and distribute the film. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the cost of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. Total production costs to date have aggregated approximately $425,000 of which the Company has funded approximately $218,500. In accordance with the terms of the co-production agreement, the proceeds of the film will be distributed as follows: first, both parties shall be entitled to recoup their initial investment in the film, at 135% thereof; then, after repayment to the respective parties of additional cost incurred by same, any remaining proceeds shall be distributed 50% to North Fork and 50% to the Company. The film was shown in January 1999 in both New York and the Brussels Film Festival.

   The Company accounts for the investment in Battle Studies on the equity method. For the six months ended December 31, 2001 and 2000, the Company, recorded $63 and $0, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of December 31, 2001.

   On October 12, 2000, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle Studies' motion picture ("Macheavelli Rises") to foreign countries. Battle Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets. The term of the agreement is for twenty-four months for all portions of territory outside of the United States and English speaking Canada. Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenues derived from foreign countries less $20,000 for marketing and advertising expense.

   On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN to distribute and promote Battle Studies' motion picture ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty-four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty-four month period. Battle studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

   The Girl, LLC

   Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl", Hollywood invested through December 31, 2001, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Girl, LLC (continued)

   Hollywood accounts for the investment in Girl LLC under the equity method. Accordingly, as of December 31, 2001, the Company has recorded its investment at $33,702. This represents its initial investment of $35,000 less $1,298 of equity loss for its proportionate share of Girl LLC.

   Factoring Arrangements

   CIT Group

   On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. Interest expense related to this agreement totaled $0 and $33,686 for the six months ended December 31, 2001 and 2000, respectively. On or about September 12, 2000 and the agreement with CIT was cancelled and a new factoring agreement was entered into with Century.

   Lease Commitments

   Shopnet leased its administrative office pursuant to a 5-year lease that expired on November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Upon the lease expiration, Shopbnet relocated to Breaking Waves's facilitiies. Breaking Waves terminated its lease effective November 30, 2001. A new 6-year lease expiring September 30, 2007 was signed by Breaking Waves in July 2001 and is effective beginning December 1, 2001. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Breaking Waves also maintains a Florida office, comprising approximately 780 square feet, with annual payments of approximately $11,000.

   License Agreements

   On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with option based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties and advertising under this agreement totaling $10,000 and $63,897 during the six months ended December 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   license agreements (continued)

   During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., and Israeli Corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement, subject to certain exceptions. The license agreement also requires the Company to expend certain minimum amounts on advertising each year. The license agreement is for a term of three years, subject to earlier termination in accordance with its terms. In the six months ending December 31, 2001, Breaking Waves recorded $42,611 in royalty expenses related to the minimum guaranteed royalties contained in its agreement with Gottex. In the corresponding six months ended December 31, 2000, Breaking Waves recorded royalties of $8,859.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 2002.

                                           SHOPNET.COM, INC.


                                   By: /s/ Harold Rashbaum
                                           Harold Rashbaum
                                           President and Chief Executive Officer