Form 10QSB
period 2002-03-31
SHOPNET COM INC
filed 2002-05-20
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002,

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

               14 East 60th Street, Suite 402, New York, NY 10022
  ------------------------- ---------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 par value: 7,472,224 shares outstanding as of May 20, 2002.

                       SHOPNET.COM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                                                                     Page
                                                                                                                             Number
                                                                                                                           ---------
Item I.             FINANCIAL STATEMENTS

                    Consolidated balance sheets as of March 31, 2002 (Unaudited) and June 30, 2001                              3

                    Consolidated statements of operations and comprehensive income (Unaudited) for the three and nine
                    months ended March 31, 2002 and March 31, 2001                                                              4

                    Consolidated statements of stockholders' equity for the nine months ended March 31, 2002
                    (Unaudited)                                                                                                 5

                    Consolidated statements of cash flows for the nine months ended March 31, 2002, and March 31,
                    2001 (Unaudited)                                                                                            6

                    Notes to consolidated financial statements (Unaudited)                                                      7

Item 2.             MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                               20

PART II.            OTHER INFORMATION                                                                                          31



                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     As of March 31, 2002 and June 30, 2001

                                                                                                  March 31,             June 30,
                                                          ASSETS                                     2002                 2001
                                                          ------
                                                                                               -----------------     ---------------
                                                                                               (Unaudited)                 (Audited)
Current assets:
     Cash                                                                                             $   1,458            $  24,703
     Cash-restricted                                                                                      -                  969,582
     Accounts receivable, net                                                                            97,590               77,706
     Other receivables                                                                                    -                   62,734
     Inventory                                                                                        1,374,066              796,538
     Prepaid expenses                                                                                   258,668               70,762
     Advances to officer                                                                                 41,971               40,000
                                                                                               -----------------     ---------------
                   Total current assets                                                               1,773,753            2,042,025
                                                                                               -----------------     ---------------

     Property and equipment, net                                                                         73,125               72,137
     Film production and distribution costs, net                                                      1,204,728            1,204,728
     Costs in excess of net assets of business acquired                                                 674,047              727,261
     Investments in movie ventures                                                                      246,499              246,439
     Deferred tax asset-non-current                                                                     202,500              202,500
     Other assets                                                                                        25,335               20,635
     Marketable securities-affiliate                                                                      -                    6,350
                                                                                               -----------------     ---------------
                   Total assets                                                                      $4,199,987           $4,522,075
                                                                                               -----------------     ---------------
                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Due to factor                                                                                    $ 864,930           $1,700,337
     Accounts payable                                                                                   686,123              138,218
     Accrued expenses                                                                                    21,131               21,965
     Current portion of lease                                                                             7,613               17,953
     Other taxes payable                                                                                    847                  743
     Deferred tax liability                                                                               3,606                3,606
                                                                                               -----------------     ---------------
                   Total current liabilities                                                          1,584,250            1,882,822
                                                                                               -----------------     ---------------

Capital lease obligations, net of current portion                                                         -                    3,758
                                                                                               -----------------     ---------------

                   Total liabilities                                                                  1,584,250            1,886,580
                                                                                               -----------------     ---------------

Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 7,472,244 shares
       issued and outstanding                                                                             7,472                7,472
     Additional paid in capital                                                                       6,638,852            6,638,852
     Accumulated deficit                                                                            (4,030,587)          (4,017,179)
     Accumulated other comprehensive income                                                               -                    6,350
                                                                                               -----------------     ---------------
                   Total stockholders' equity                                                         2,615,737            2,635,495
                                                                                               -----------------     ---------------
     Total liabilities and stockholders' equity                                                      $4,199,987           $4,552,075
                                                                                               =================     ===============

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                               Nine Months Ended          Three Months Ended
                                                         March 31,      March 31,      March 31,       March 31,
                                                           2002           2001           2002            2001
                                                        -----------    -----------    -----------    -------------
Net sales ..........................................   $ 6,313,067    $ 5,692,623    $ 4,612,362    $ 3,653,260

Cost of sales ......................................     3,927,537      3,709,898      2,828,915      2,437,428
                                                        -----------    -----------    -----------    -------------

Gross profit .......................................     2,385,530      1,982,725      1,783,447      1,215,832
                                                        -----------    -----------    -----------    -------------

Expenses:
Selling, general, and administrative ...............     2,007,246      1,967,230      1,028,099        855,166
Amortization of costs in excess of net assets of
    business acquired ..............................        53,214         53,214         17,738         17,738
                                                        -----------    -----------    -----------    -------------

Total expenses .....................................     2,060,460      2,020,444      1,045,837        872,904
                                                        -----------    -----------    -----------    -------------

Income (loss) before other income (expenses) and
provision for income taxes .........................       325,070        (37,719)       737,610        342,928
                                                        -----------    -----------    -----------    -------------

Other income (expenses):
Equity in earnings (loss) of affiliate .............          (595)        (4,837)          (532)          (547)
Write down of film costs ...........................          --         (208,564)          --             --
Rental income ......................................         9,050         18,106           --            6,935
Interest and financial expense .....................      (357,941)      (339,171)      (202,022)      (156,746)
Interest income ....................................        11,008         59,478             75         15,227
                                                        -----------    -----------    -----------    -------------

Total other income (expense) .......................      (338,478)      (474,988)      (202,479)      (135,131)
                                                        -----------    -----------    -----------    -------------

Income (loss) before provision for income taxes
                                                           (13,408)      (512,707)       535,131        207,797

Provision (benefit) for income taxes ...............          --          (16,974)          --             --
                                                        -----------    -----------    -----------    -------------

Net income (loss) ..................................       (13,408)      (495,733)       535,131        207,797
                                                        -----------    -----------    -----------    -------------

Other items of comprehensive income (loss) .........        (6,350)      (254,000)          --          (95,250)
                                                        -----------    -----------    -----------    -------------

Comprehensive (loss) ...............................   $   (19,758)   $  (749,733)   $   535,131    $   112,547
                                                        -----------    -----------    -----------    -------------

Basic:
Net income loss per share ..........................   $      (Nil)   $      (.07)   $       .07    $       .03
                                                        ===========    ===========    ===========    =============

Weighted average number of common shares outstanding
                                                         7,472,244      7,472,244      7,472,244      7,472,244
                                                        ===========    ===========    ===========    =============

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For The Nine Months Ended March 31, 2002
                                   (Unaudited)

                                                                                                 Accumulated
                                                                     Additional                     Other          Total
                                                Common Stock           Paid-in    Accumulated    Comprehensive  Stockholders'
                                          Shares        Amount         Capital      Deficit      Income (loss)    equity
                                      -----------    -----------    -----------   -----------    -----------    -----------

Balances at June 30, 2001 (Audited)     7,472,244    $     7,472    $ 6,638,852   $(4,017,179)   $     6,350    $ 2,635,495

Net loss (Unaudited) ..............                                                   (13,408)                      (13,408)

Comprehensive loss ................          --             --             --            --      $    (6,350)        (6,350)
                                      -----------    -----------    -----------   -----------    -----------    -----------
Balances at March 31, 2002, .......   $ 7,472,244    $     7,472    $ 6,638,852   $(4,030,587)   $      --      $ 2,615,737
                                      ===========    ===========    ===========   ===========    ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                For The Nine Months Ended March 31, 2002 And 2001
                                   (Unaudited)

                                                                                         March 31,        March 31,
                                                                                            2002            2001
                                                                                    ---------------     ---------------
Cash flows from operating activities:
   Net loss .......................................................................   $   (13,408)   $  (495,733)
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in loss of affiliate ...............................................           595          4,837
        Amortization and depreciation .............................................        73,857         83,491


Decrease (increase) in:
        Accounts receivable .......................................................       (19,884)       (47,556)
        Other receivables .........................................................        62,734         (9,173)
        Inventory .................................................................      (577,528)    (1,138,000)
        Prepaid expenses ..........................................................      (187,906)        (8,293)
        Advances to officer .......................................................        (1,971)          --
        Other assets ..............................................................        (4,700)           (54)
        Investment in securities available for sale ...............................          --          266,700
        Marketable securities affiliate ...........................................         6,350        (12,700)
Increase (decrease) in:
        Due to factor .............................................................      (835,407)       786,162
        Accounts payable ..........................................................       547,905        297,523
        Accrued expenses ..........................................................          (834)        19,809
        Other taxes payable .......................................................           104            955
                                                                                      -----------    -----------

Net cash used in operating activities .............................................      (950,093)      (252,032)
                                                                                      -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment ..........................................       (28,636)       (14,570)
                                                                                      -----------    -----------

Net cash used in investing activities .............................................       (28,636)       (14,570)
                                                                                      -----------    -----------

Cash flows from financing activities:
  Principal payments on capital leases ............................................       (14,098)       (42,062)
  Reduction in line of credit .....................................................          --         (213,894)
                                                                                      -----------    -----------

Net cash used in financing activities .............................................       (14,098)      (255,956)
                                                                                      -----------    -----------

Net decrease in cash and restricted cash ..........................................      (992,827)      (522,558)

Cash and restricted cash, beginning of period .....................................       994,285      1,642,832
                                                                                      -----------    -----------

Cash and restricted cash, end of period ...........................................   $     1,458    $ 1,120,274
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information: cash paid during the period for :

        Interest ..................................................................   $   282,737    $   339,171
                                                                                      ===========    ===========

        Income taxes ..............................................................   $      --      $      --
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

NOTE 2-  INTERIM RESULTS AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements as of March 31, 2002 and for the nine month periods ended March 31, 2002 and March 31, 2001 and for the three month periods ended March 31, 2002 and March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the nine month periods ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.

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

                  The Company in the quarter ended March 31, 2002 has implemented a number of initiatives which it believes will reduce its costs of operations and alleviate in the following three months its working capital deficiency. In particular, the Company believes that the repayment of its indebtedness to Century (See Note 7 (b)) and the recent reductions in interest rates will reduce interest expense.

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

NOTE 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Recently adopted accounting principles - Film accounting

                  Pursuant to SFAS no. 139, the Company adopted Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films" during the nine months ended March 31, 2002. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television products to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged to film costs, which was required under the previous accounting rules, SOP 00-2 also in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies. SOP-002 was adopted as of July 1, 2001, and had no effect on the Company's consolidated results of operations, financial position or cash flows.

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

                  During June 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141") was released. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method-the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-  ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of this transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and is being amortized over the useful lives of the related assets which is fifteen years. Amortization expense totaled $53,214 for each of the nine months ended March 31, 2002 and 2001.

NOTE 5-  INVESTMENTS IN MOVIE VENTURES

a)       Battle Studies

                  Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through March 31, 2002, $218,165 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

b)       The Girl

                  Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through March 31, 2002 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investments in Battle Studies and The Girl under the equity method. For the nine months ended March 31, 2002 and 2001, the Company recorded $595 and $0, respectively, in net equity losses.

NOTE 6-  MARKETABLE SECURITIES- AFFILIATE

                  Breaking  Waves  owns  1,270,000   unregistered  common
                  shares of Play Co. Toys & Entertainment Corp. ("Play Co."), a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves.

                  Breaking Waves'  ownership  percentage is approximately
                  1.5% of Play Co. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities." Under SFAS No. 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at March 31, 2002 and 2001
                  which  amounted  to  $0  and  $337,000,   respectively.

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

                  Interest expense related to the factor agreement totaled $190,908 and $256,510 for the nine months ended March 31, 2002 and 2001, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of March 31, 2002, the net advances to Breaking Waves from Century amounted to $864,930.

                  During October 2001, Century released the Company from its requirement of maintaining a minimum cash balance as a result of the events discussed in Note 7 (b). Upon Century removing the restriction, the Company paid and reduced the amount due to Century in October and November 2001 by an aggregate of $620,000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8-  OTHER EVENTS

                  On January 23, 2002, the Company notified the Nasdaq Stock Market, Inc. ("Nasdaq") of the withdrawal of its listing from the SmallCap Market, effective with that date.

                  The Company previously received notification from Nasdaq in late November 2001, advising that it did not satisfy the minimum net tangible assets or equity standards for continued listing on the Nasdaq SmallCap Market.

                  The Company explored its options in this regard, and determined that its resources would best be allocated in areas that could improve its results of operations. The Company's common stock and warrants had traded on the Nasdaq SmallCap Market since September 1996.

                  Following the delisting from Nasdaq, the Company's securities began trading on the OTC Bulletin Board.


NOTE 9-  COMMITMENTS AND CONTINGENCIES

a)       Lease commitments

                  Shopnet and Breaking Waves have entered into lease agreements for their administrative offices. Shopnet leased its administrative office pursuant to a 5-year lease that expired on November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Breaking Waves terminated its lease effective November 30, 2001. A new 6 year lease expiring September 30, 2007 was signed in July 2001, becoming effective beginning December 1, 2001.Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Lastly, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000. The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 2002 are as follows:

                                      2002   $ 85,480
                                      2003     84,915
                                      2004     84,915
                                      2005     90,338
                                      2006     95,760
                                Thereafter    119,700
                                             --------
                                             $561,108
                                             ========

                  Rent expense for the nine months ended March 31, 2002 and 2001 amounted to $94,508 and $128,130, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-  COMMITMENTS AND CONTINGENCIES (continued)

b)       Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from two vendors, one in Indonesia and the other in South Korea. Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors.

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

d)       License agreements

        i) On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June
                    30, 1998 and contained a provision for an additional three-year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves had exercised this option, thereby so extending the agreement. The agreement called for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two-year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two-year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effectively July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with option based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties under this agreement totaling $30,000 and $138,897 during the nine months ended March 31, 2002 and 2001 respectively.

        ii) During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models
                    (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $68,430 and $23,746 for the nine months ended March 31, 2002 and 2001, respectively.

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

                  As of March 31, 2002, the Company invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the nine months ended March 31, 2002 and 2001, the Company derived no revenue from the motion picture and amortized no film costs.

                  For the nine months ended March 31, 2002 and 2001 the Company has written down its film production and distribution costs by $0 and $50,000, respectively, in order to reduce the asset to its estimated net realizable value.

f)       Litigation-

                  On or about June of 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then not allowing the plaintiff to exercise these options). The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. The complaint was recently amended. The defendants including the Company have made a motion to dismiss the complaint. There can be no assurance that this motion will be granted. The Company intends to contest the action vigorously and believes that such claims against it are baseless and without merit.

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

                  This matter has been delayed by the court because of an apparent dispute regarding who will represent the plaintiffs.

                  Should the Company be served, it anticipates seeking Court approval to make a motion to dismiss the complaint for among other reasons, failure to state a claim.

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

NOTE - 11         RELATED PARTIES TRANSACTIONS

a) For the nine months ended March 31, 2002 and 2001 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $36,320 and $34,000, respectively.

b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of March 31, 2002, the unpaid portion amounted to $37,000, which has been classified as current. As of March 31, 2002, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

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

                                                                                     Nine Months Ended March 31st
                                                                                     ----------------------------
                                                                           2002                                  2001
                                                         ---------------------------------------    --------------------------------
                                                              Segment            Consolidated            Segment        Consolidated
                                                         -----------------    ------------------    -----------------     ----------
   Sales:

       Swimwear sales                                    $  6,313,067                               $  5,692,623
       Film production                                           -                                             -
                                                         -----------------                          -----------------

   Total sales                                                                 $  6,313,067                           $   5,692,623
                                                                              ==================                          ==========

   Operating income (loss):
       Swimwear sales                                                             $ 649,892                           $     445,455
       Film production                                                                     (600)                           (208,564)
                                                                              ------------------                          ----------

   Total operating income (loss)                                                  $ 649,292                           $     236,891
                                                                              ------------------                          ----------

   Corporate:
       General and administrative expense                                      $   (271,008)                          $    (429,960)
                                                                              ------------------                          ----------

       (Loss) equity in earnings of affiliate                                             (595)                              (4,837)
       Amortization expense                                                            (53,214)                             (53,214)
       Interest income                                                                  11,008
                                                                                                                             59,478
       Interest and finance expense                                                    (357,941)                           (339,171)
       Other                                                                             9,050                               18,106
                                                                              ------------------                          ----------

   Loss from operating before (benefit)                                                (13,408)                            (512,707)

   Provision for income tax                                                               -                                 (16,974)
                                                                              ------------------                          ----------

   Net (loss) income                                                          $      (13,408)                         $    (495,733)
                                                                              ==================                          ==========

   Identifiable assets:
       Swimwear sales                                                         $  1,604,943                            $   2,148,190
       Film productions                                                           1,451,104                               1,600,163
       Corporate                                                                  1,143,940                               1,909,898
                                                                              ------------------                          ----------

   Total assets                                                               $  4,199,987                            $   5,658,251
                                                                              ==================                          ==========

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

   The consolidated financial statements at March 31, 2002 and 2001 included the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by entity in order to be more meaningful.

   Critical Accounting Policies

a)       Principles of consolidation

              The accompanying consolidated financial statements include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (the "Company"), after elimination of all significant intercompany transactions and accounts. Affiliated companies which are 20 to 50 percent owned are accounted for under the equity method.

b)       Inventory

              Inventory consists of finished goods and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to a factoring agreement with a financial institution

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

c)       Film production and distribution costs

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

              Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. Estimates of total gross revenue can change significantly due to the level of amortization, as adjusted. Such adjustments could have a material effect on the results of operations in future periods. When estimates of total revenue and costs indicate that a feature film will result in an ultimate loss, additional amortization is recognized to the extent required to produce a zero gross margin over the remaining life of the film.

d)       Equity Method of Accounting

              Investments in significantly (20 to 50 percent) owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity percentage in undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

e)       Income taxes

              The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

g)       Earnings per share

              Earnings per common share is computed pursuant to SFAS No. 128 "Earnings Per Share." Basic earnings per share is computed as net income (loss) available to common share holders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

h)       Use of estimates

              In preparing financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America, management is required to make estimates and assumption which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimate with regard to these financial statements is the estimate of projected income of motion pictures which is the basis used in amortizing film production and distribution costs. Actual results could differ from those estimates.

i)       Fair value disclosure at March 31, 2002 and June 30, 2001:

              The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001

   For the three months ended March 31, 2002, the Company reported a consolidated net income of $535,131 as compared to a consolidated net income of $207,797 for the three months ended March 31, 2001. Comprehensive income for the three months ended March 31, 2002 was $535,131 as compared to comprehensive income of $112,547 for the three months ended March 31, 2001.

   Breaking Waves

   For the three months ended March 31, 2002 and 2001, Breaking Waves generated net sales of $4,612,362 and $3,653,260, respectively, with related cost of sales amounting to $2,828,915 and $2,437,428 respectively. The increase in sales amounting to $959,102, or approximately 26%, from 2002 to 2001 was primarily attributable to the greater acceptance of the Company's product line and increased marketing efforts.

   The gross profit for the three months ended March 31, 2002 amounted to $1,783,447, or 39% of sales as compared to the three months ended March 31, 2001 during which it amounted to $1,215,832 or 33% of sales.

   Selling, general, and administrative expenses during the three months ended March 31, 2002 and 2001 amounted to $ 946,295 and $ 711,879, respectively. The increase amounting to $234,416 or approximately 33%, is primarily attributable to an increase in selling and warehousing expenses which reflect the increase in sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended March 31:

                                                                                2002       2001
                                                                             ---------   --------

Officers, office staff, designer and  sales , salaries and related benefits   $157,810   $134,459

Commission expense ........................................................    195,912    128,325
Warehousing costs .........................................................    270,087    190,462
Royalty fees ..............................................................     45,819     89,887
Rent expense ..............................................................     26,381     24,522
Factor commissions ........................................................     49,222     36,276

Miscellaneous general corporate overhead expenses .........................    201,064    107,948

   Interest expense in connection with its factoring agreement amounted to $88,075 and $156,022 for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to a reduction in the stated prime interest rate.

  Breaking Waves generated net income of $635,014 and $351,767 for the three months ended March 31, 2002 and 2001 respectively.

  Hollywood

   On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

   For the three months ended March 31, 2002 and 2001, Hollywood generated no sales from its motion picture "Dirty Laundry". Although sales prior to and including the nine months ended June 30, 2001 were minimal, the Company is expending efforts to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Hollywood generated a loss of $600 and $947 for the three months ended March 31, 2002 and 2001, respectively.

   Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

   Shopnet.com

   For the three months ended March 31, 2002, Shopnet generated no income. For the corresponding three months ended March 31, 2001, Shopnet generated income amounting to $21,615 comprised of interest from its money market and sublet income from its corporate office.

   Shopnet's selling, general, and administrative expense amounted to $99,283 and $143,023 for the three months ended March 31, 2002 and 2001. This represents a decrease of $43,740, or approximately 31%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The major components of the Company's expenses are as follows for the three months ended December 31:

                                                                                2002       2001
                                                                             --------    --------
Salaries (officer and office staff) and stock
        compensation and related benefits                                    $ 28,741     $44,684
Rent ..................................................................             0      19,156
Legal and professional fees ...........................................        17,234      18,650
Consulting fees .......................................................        10,400       6,000
Other general corporate and administrative expense ....................        42,908      54,533

   Shopnet generated a net loss of $99,283 and $143,023 for the three months ended March 31, 2002 and 2001, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 in each period.

Nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001

   For the nine months ended March 31, 2002 and 2001, the Company reported a consolidated net loss of $13,408 and $495,733. Comprehensive loss for the nine months ended March 31, 2002 was $19,758 as compared to a comprehensive loss of $749,733 for the nine months ended March 31, 2001.

   Breaking Waves

   For the nine months ended March 31, 2002 and 2001, Breaking Waves generated net sales of $6,313,067 and $5,692,623, respectively, with related cost of sales amounting to $3,927,537 and $3,709,898, respectively. The increase in sales amounting to $620,444, or approximately 11%, from 2002 to 2001 was primarily attributable to the greater acceptance of the Company's product line and increased marketing efforts.

   The gross profit for the nine months ended March 31, 2002 amounted to $2,385,530, or 38% of sales as compared to the nine months ended March 31, 2001 during which it amounted to $1,982,725 or 35% of sales.

   Selling, general, and administrative expenses during the nine months ended March 31, 2002 and 2001 amounted to $1,735,638 and $1,537,272, respectively. The increase amounting to $198,366 or approximately 13%, is primarily attributable to an increase in selling and warehousing expenses which reflect the increase in sales volume.

   The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the nine months ended March 31:

                                                                                2002       2001
                                                                             ---------   --------
Officers, office staff, designer and  sales , salaries and related benefits   $433,239   $416,535

Commission expense ........................................................    189,093    168,607
Warehousing costs .........................................................    355,751    268,175
Royalty fees ..............................................................     98,430    162,643
Rent expense ..............................................................     74,998     71,303
Factor commissions ........................................................     62,687     52,965

Miscellaneous general corporate overhead expenses .........................    521,440    397,044

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Interest expense in connection with its factoring agreement amounted to $190,908 and $293,216 for the nine months ended March 31, 2002 and 2001, respectively. The decrease is due to a reduction in the stated prime interest rate.

   Breaking Waves owns 1,270,000 unregistered common shares ("Play Co. Shares") of Play Co. Toys & Entertainment Corp. ("Play Co, " a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves).

   Breaking Waves' ownership percentage is approximately 1.5% of Play Co.'s outstanding Common Stock. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. " Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at March 31, 2002 and 2001 which amounted to $0 and $12,700, respectively. The change in the fair market value of the securities during the periods is recorded as an unrealized gain or loss as a component of comprehensive income. The company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves' factoring agreement with Century Business Credit Corporation ("Century") and the are therefore considered non-current.

   On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

   Breaking Waves recorded an unrealized (loss) gain of $(6,350) and $(254,000) for the nine months ended March 31, 2002, and 2001 respectively, which has been recorded as a component of comprehensive income (loss) in the statement of operations.

   Breaking Waves generated net income of $296,607 for the nine months ended March 31, 2002 and net income of $172,184 for the nine months ended March 31, 2001.

   Hollywood

   For the nine months ended March 31, 2002 and 2001, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the nine months ended June 30, 2001 were minimal, the Company is expending efforts to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that a $0 and $208,564 write down was necessary as of March 31, 2002 and 2001, respectively, Accordingly, Hollywood generated a loss of $663 and $214,064 for the nine months ended March 31, 2002 and 2001, respectively.

   Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Shopnet.com

   For the nine months ended March 31, 2002 and 2001, Shopnet generated minimal income comprised of interest from its money market and sublet income from its corporate office.

   Shopnet's selling, general, and administrative expense amounted to $309,352 and $453,853 for the nine months ended March 31, 2002 and 2001. This represents a decrease of $144,501 or approximately 32%.

   The major components of the Company's expenses are as follows for the nine months ended December 31:

                                                                                           2002              2001
                                                                                        -------------     -------------
    Salaries (officer and office staff) and stock compensation and related
     benefits                                                                               $99,385           $ 131,782
   Rent                                                                                      19,510              57,219
   Legal and professional fees                                                               72,314              77,296
   Consulting fees                                                                           22,345              16,000
   Other general corporate and administrative expense                                        95,798             171,556


   Shopnet generated a net loss of $309,352 and $453,853 for the nine months ended March 31, 2002 and 2001, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 in each period.

   Liquidity and Capital Resources

   At March 31, 2002, the Company's consolidated working capital amounted to $189,503.

   At March 31, 2002, current assets consisted primarily of inventory of $1,374,066.

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

   In September 2001, Century increased the required collateral in the amount of $300,000, from $1,150,000. Subsequent to March 31, 2002, the Company effected financing arrangements with two parties (one of which is the Trust, the other relatives of as principal stockholder of the Company) providing for assets in the aggregate amount of $1,050,000 ("Financing"), representing a portion of the $1,450,000 required collateral. The provision of the assets in connection with the financing arrangements provided for the $300,000 increase in required collateral and replacement of the Company's certificates of deposit in the amount of $350,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

    At March 31, 2002, the Company was indebted to Century in the aggregate amount of approximately $865,000.

    Interest expense related to the Century factoring agreement totaled $190,908 and $256,510 for the nine months ended March 31, 2002 and 2001, respectively. Century has a continuing interest in Breaking Waves' inventory as collateral for the advances.

    In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes, as well as consult with the Company with regard to its ongoing operations, including systems to control expenses, method to enhance and promote sales of Breaking Waves' products and improving production. ARC assisted the Company in the Financing. Pursuant to the terms of the ARC Consulting Agreement, the Company and Breaking Waves agreed to compensate ARC (i) an annual fee of $20,000 (`Base Fee") and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. In October 2001, ARC received (i) a lump sum payment of $209,000 reflecting full advance payment of the Base Fee and (ii) $36,750 reflecting advance payment of the ARC Percentage Fee. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

    The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. In the March 31, 2002 quarter, the Company implemented a number of initiatives which it believes will reduce its cost of operations and overhead. In particular, the Company believes that the repayment of its indebtedness to Century in the amount of approximately $1,982,879 will translate into decreased interest expense projected to be approximately $50,000 for the next fiscal quarter.

    In December 2001, the Company consolidated all of its operations in the New York metropolitan region into new facilities where Breaking Waves currently operates, resulting in annualized rental savings estimated at approximately $60,000 over the next 12 months, plus additional savings in utilities and other office and personnel expenses resulting from the economies generated by the consolidated operations. The Company expects that these savings as well as salary reductions that the Company implemented during the March 31, 2002 quarter, will amount to approximately $130,000 during the current fiscal year ending June 30, 2002.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Company has recently refocused its sales efforts, to the extent possible, to eliminate unprofitable or low margin sales. This is compounded with improved sales and orders during the quarter ended March 31, 2002. Breaking Waves did ship sales orders during the month of April 2002 of approximately $1,100,000. There can be no assurance that such figures will be indicative of future results, that the Company will be successful in collecting all receivables, or that any orders booked as of April 2002 will not ultimately be cancelled.

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

   The Company accounts for the investment in Battle Studies on the equity method. For the nine months ended March 31, 2002 and 2001, the Company, recorded $595and $0, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of March 31, 2002.

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

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Girl, LLC

   Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl", Hollywood invested through March 31, 2002, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

   Hollywood accounts for the investment in Girl LLC under the equity method. Accordingly, as of March 31, 2002, the Company has recorded its investment at $33,702. This represents its initial investment of $35,000 less $1,298 of equity loss for its proportionate share of Girl LLC.

   Factoring Arrangements

   CIT Group

   On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9, 1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the receivable, with interest at the rate of 1 3/4% over prime. In connection with the factoring agreement, the Company agreed to maintain $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit. In addition, during 1999, the Company was required to transfer an additional $200,000 of cash as collateral for the standby letter of credit. On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into with Century. Interest expense related to this agreement totaled $0 and $36,706 for the nine months ended March 31, 2002 and 2001, respectively.

   Lease Commitments

   Shopnet leased its administrative office pursuant to a 5-year lease that expired on November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations. Upon the lease expiration, Shopnet relocated to Breaking Waves's facilities. Breaking Waves terminated its lease effective November 30, 2001. A new 6-year lease expiring September 30, 2007 was signed by Breaking Waves in July 2001 and is effective beginning December 1, 2001. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Breaking Waves also maintains a Florida office, comprising approximately 780 square feet, with annual payments of approximately $11,000.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   License Agreements

   On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. Pursuant to the licensing agreement, Breaking Waves was given the right to use certain designs for its children's line under the "Daffy Waterwear" label from January 1, 1996 to June 30, 1998. Thereafter, the agreement provided for a three year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves has exercised this option, thereby extending the agreement. The agreement calls for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two year extension thereby extending the agreement through June 30, 2003, and it contains a provision for an additional two year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effective July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with option based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. Breaking Waves recorded royalties and advertising under this agreement totaling $30,000 and $138,897 during the nine months ended March 31, 2002, and 2001, respectively.

   During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., and Israeli Corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement, subject to certain exceptions. The license agreement also requires the Company to expend certain minimum amounts on advertising each year. The license agreement is for a term of three years, subject to earlier termination in accordance with its terms. In the nine months ending March 31, 2002, Breaking Waves recorded $68,430 in royalty expenses related to the minimum guaranteed royalties contained in its agreement with Gottex. In the corresponding nine months ended March 31, 2001, Breaking Waves recorded royalties of $23,746.

                                     PART II

Item 1.    Legal Proceedings

On or about June of 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then not allowing the plaintiff to exercise these options). The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. The complaint was recently amended. The defendants including the Company have made a motion to dismiss the complaint. There can be no assurance that this motion will be granted. The Company intends to contest the action vigorously and believes that such claims against it are baseless and without merit.

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

This matter has been delayed by the court because of an apparent dispute regarding who will represent the plaintiffs.

Should the Company be served, it anticipates seeking Court approval to make a motion to dismiss the complaint for among other reasons, failure to state a claim.

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

                                     PART II

Item 2.    Changes in Securities and Use of Proceeds:     None

Item 3.    Defaults Upon Senior Securities:     None

Item 4.   Submission of Matters to a Vote of Security Holders:     None

Item 5.   Other Information:     None

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:   None

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May 2002.


                                           SHOPNET.COM, INC.


                                   By: /s/ Harold Rashbaum
                                           Harold Rashbaum
                                           President and Chief Executive Officer