Form 10KSB
period 2002-06-30
SHOPNET COM INC
filed 2002-10-15
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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


                 112 West 34th Street, New York, New York 10120
                    (Address of Principal Executive Offices)

                                 (212) 967-8303
                (Issuer's Telephone Number, Including Area Code)

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

The Registrant's consolidated revenues for the year ended June 30, 2002 were $7,702,798.

The aggregate market value of the voting stock on September 18, 2002 (consisting of Common Stock, par value $0.001 per share) held by non-affiliates was approximately $541,516 based upon the closing price for such Common Stock on said date $.075. On such date, there were 7,472,244 of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The statements which are not historical facts contained in this Report are forward looking statements that involve risks and uncertainties, including, but not limited to instability of revenues, future losses and unpredictable operating results. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock give effect to the 1 for 3 reverse stock split effected in February 1998, 100% Common Stock dividend effected in February 1999, 10% Common Stock dividend effected in February 2000 and the 20% Common Stock dividend effected in June 2000.

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

In June 1998, the Company entered into an agreement with Artistic License Films, Inc. ("ALF") whereupon ALF agreed to use its best efforts to distribute the film in at least three New York theaters and two Los Angeles theaters. In exchange for its efforts, ALF received a $20,000 retainer fee which constitutes an advance against ALF's distributor's fee of 25% of the gross receipts from the theatrical distribution of the film. The film had a limited run during the fall of 1998 and received marginal reviews (two stars out of four). Currently, the Company is working to distribute the film through various channels, including public or cable television, the sale of video rights and foreign distribution.

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

Breaking Waves markets swimwear under private brand labels including "Breaking Waves," and "All Waves". In July 2000, Breaking Waves added a new line of girls' swimwear which is sold under the label, "Coral Cove." Breaking Waves also licenses rights to the name "Daffy Waterwear" and the "Gottex" trademark in connection with the manufacture and sale of girls' swim and related beach wear.

Products, Design, Supplies and Inventory

Breaking Waves designs, manufactures, and sells both private label and name brand girl's swimwear and accessories. It has an office in Homestead, Florida where its designer designs all styles for its swimwear lines and accessory items. Each season, roughly 20-25 prints and fabrics are developed for the "Breaking Waves" line, with generally between 10 to 20 prints and fabrics developed for each of its other lines. For the year ended June 30, 2002, the "Coral Cove" line accounted for approximately one-third of Breaking Waves' total sales volume, with the other four lines accounting for, in equal parts, the remainder of Breaking Waves' volume for such period.

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

For the year ended June 30, 2002, 74% of Breaking Waves' finished products were purchased from two Indonesian manufacturers and 26% of Breaking Waves' finished products were purchased from a South Korean manufacturer. For the six months ended June 30, 2001, 80% of Breaking Waves' finished products were purchased from an Indonesian manufacture, with the balance purchased from a South Korean manufacturer. For the year ended December 31, 2000 Breaking Waves' finished products were purchased 80%, 15% and 5% from Indonesian, Samoan and Korean manufacturers, respectively. Although the Company believes that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such piece goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of Breaking Waves and the Company.

Since Breaking Waves purchases finished garments from overseas contractors, it does not buy or maintain an inventory of sub-materials. It has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. Breaking Waves' inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Marketing and Sales

The "Breaking Waves," "Daffy Waterwear," "Coral Cove" and "Gottex" lines are distributed and sold through department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups.

Breaking Waves sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. Over the past several years, certain of its customers have included the Dillard and Federated department store groups as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx and Marshalls. For the year ended June 30, 2002, Breaking Waves had three customers representing in the aggregate, 36% of net sales, as compared to two customers representing in the aggregate, 37% of net sales for the six months ended June 30, 2001 and three customers representing in the aggregate, 46% of net sales, for the year ended December 31, 2000.

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

Employees

Mr. Harold Rashbaum, the Company's Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer oversees the Company's consolidated operations. The Company has one other executive officer, a designer, controller and 3 office personnel to oversee Breaking Wave's operations on a full-time basis, and employs a Vice-President of Design, Merchandising and Production on a part-time basis. Breaking Waves has approximately twenty independent sales persons representing the Breaking Wave's lines on a non-exclusive basis. Hollywood's operations are governed by Mr. Rashbaum. Most screenwriters, performers, directors, and technical personnel involved in the Company's films are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the films resulting in increased production costs and delayed return of investments.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive office at Breaking Waves' facilities. Breaking Waves maintains its executive offices and showroom at 112 West 34th Street, New York, New York 10120. Until January 1998, this space was approximately 1,000 square feet and comprised only office space. In January 1998, Breaking Waves amended its lease and rented an additional 1,000 square feet. The lease is for a term of seven years, expiring December 2004, at an annual rental of $71,600. In July 2001, Breaking Waves terminated this lease, effective August 31, 2001. A new 6-year lease for an aggregate of 2,200 square feet expiring September 30, 2007 was signed, which became effective on December 1, 2001 Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Breaking Waves also maintains a Florida office, comprising approximately 780 square feet, with annual payments of approximately $11,000.

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

On or about December 2001, a group of over 275 foreign plaintiffs commenced an action entitled Abeln v. Arbel, et. al in the United States District Court for the Southern District of New York naming the Company, along with over 30 other entities and individuals as defendants. The Company was never served with the summons and complaint, and could not discern if such service was effectuated. Thus, the Company was not yet a party to the suit. In August, 2002, the Plaintiffs voluntarily dismissed this action.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Company's common stock is currently traded on the Over The Counter Bulletin Board (the "OTCBB"), under the symbol "SPNT". The Company's warrants are currently traded on the OTCBB under the symbol "SPNTW".

The following table sets forth the high and low sales prices for the common stock and warrants for the fiscal periods indicated as reported by in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions

                                                 Common Stock                         Warrants

Calendar Period                              Low               High              Low              High

2000

01/01/00 - 03/31/00                           2.56              7.72              .13              .72
04/01/00 - 06/30/00                           2.44              5.13              .13              .47
07/01/00 - 09/30/00                           2.38              3.98              .25              .31
10/01/01 - 12/31/00                            .25              3.00              .16              .28

2001

01/01/01 - 03/31/01                             .19               .89             .09              .22
04/01/01 - 06/30/01                            1.00              2.18             .14              .18
07/01/01 - 09/30/01                             .42              1.56             .02              .15
10/01/01 - 12/31/01                             .36              1.25             .01              .08

2002

01/01/02 - 03/31/02                             .02               .85             .01              .07
04/01/02 - 06/30/02                             .02               .30             .01              .01
07/01/02 - 09/30/02                             .03               .15             .01              .01


As of September 17, 2002, there were 42 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of September 17, 2002, the number of outstanding shares of the Company's Common Stock was 7,472,244. This number includes an aggregate of 2,420 shares of Common Stock being held by the Company on behalf of certain shareholders pending their submission for exchange of stock certificates outstanding on the date of the Company's one-for-three reverse stock split, as adjusted for the reverse stock split and subsequent stock dividends. The table reflects the price for post-dividend shares and post-adjustment Warrants since February 5, 1999.

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

The consolidated financial statements at June 30, 2002, June 30, 2001 and at December 31, 2000 include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

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

i)       Fair value disclosure at June 30, 2002, June 30, 2001 and December 31,
         2000:

The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

Year ended June 30, 2002 as compared to the six months ended June 30, 2001 and the year ended December 31, 2000

Breaking Waves

For the year ended June 30, 2002, the six months ended June 30, 2001 and for the year ended December 31, 2000, Breaking Waves generated net sales of $7,702,798, $4,728,948 and $5,713,133, respectively, with related cost of sales amounting to $5,065,879, $3,303,919 and $3,764,258, respectively.

The increase in sales from 2001 to 2002 was primarily attributable to the greater acceptance of the Company's product line and increased marketing efforts.

The gross profit for the year ended June 30, 2002, amounted to $2,636,919 or 34% of sales, for the six months ended June 30, 2001 amounted to $1,425,029, or 30% of sales and for the year ended December 31, 2000, amounted to $1,1948,845 or 34% of sales. The increase in gross profit percentage of 4% for the year ended June 30, 2002 as compared to the six months ended June 30, 2001 can be attributed to a percentage decrease in charge back returns for the year ended June 30, 2002.

Selling, general, and administrative expenses during the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000 amounted to $2,238,211, and $ 1,216,127, and $1,638,809, respectively. The increase is primarily attributable to an increase in selling and warehousing expense which reflect the increase in sales volume.

The major components of the Breaking Waves selling, general, and administrative expenses are as follows:

                                                                                      Year             Six Months            Year
                                                                                      Ended               Ended             Ended
                                                                                    June 30,            June 30,           Dec. 31,
                                                                                     2002                 2001               2000
                                                                                ----------------    ----------------    ------------

          Officers, office staff, designer salaries and related benefits               $ 584,304           $225,242       $ 535,137

          Commission expense                                                             227,023            149,992          94,489
          Warehousing costs                                                              453,211            240,858         228,934
          Royalty fees                                                                   123,407            176,610         171,869
          Rent expense                                                                   100,787             44,200          87,690
          Factor commissions                                                              81,403             55,166          56,683

          Miscellaneous general corporate overhead expenses                              668,076            324,059         464,007

The major components of the Breaking Waves selling, general, and administrative expenses expressed as a percentage of net sales are as follows:


                                                                           Year             Six Months            Year
                                                                           Ended               Ended              Ended
                                                                         June 30,            June 30,           Dec. 31,
                                                                          2002                 2001               2000
                                                                     ----------------    ----------------    --------------

Officers, office staff, designer salaries and related benefits              8%                 5%                  9%

Commission expense                                                          3%                  3%                 2%
Warehousing costs                                                           6%                  5%                 4%
Royalty fees                                                                2%                  4%                 3%
Rent expense                                                                1%                  1%                 2%
Factor commissions                                                          1%                  1%                 1%

Miscellaneous general corporate overhead expenses                           9%                  7%                 8%

Interest expense in connection with its factoring agreement amounted to $248,303, $256,429 and $305,309 for the year ended June 30, 2002, the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.

Breaking Waves owns 1,270,000 unregistered common shares ("Play Co.
Shares") of Play Co. Toys & Entertainment Corp. ("Play Co, " a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves).

Breaking Waves' ownership percentage is approximately 1.5% of Play Co.'s outstanding Common Stock. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. " Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at June 30, 2002, June 30, 2001 and December 31, 2000, which amounted to $0, $6,350 and $107,950, respectively. The change in the fair market value of the securities during the periods is recorded as an unrealized gain or loss as a component of comprehensive income. The company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves' factoring agreement with Century Business Credit Corporation ("Century") and the are therefore considered non-current.

On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001. Breaking Waves generated net (loss) income of $(82,366), $(84,561) and $663 for the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, respectively.

Breaking Waves recorded an unrealized (loss) of $(6,350) and $(101,600) for the year ended June 30, 2002 and for the six months ended June 30, 2001, respectively. For the year ended December 31, 2000, the Company recorded unrealized income of $107,950. These items were recorded as a component of comprehensive income (loss) in the statement of operations. (See Note 7)

Hollywood

On May 12, 1999, Shopnet incorporated a wholly owned subsidiary Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

For the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the year ended June 30, 2002 were minimal, the Company is expending efforts to effect increased sales during the fiscal year ending June 30, 2003 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that a $0 and $145,272 and $100,000 write down was necessary as of June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, respectively. Accordingly, Hollywood generated a loss of $0, $149,270 and $314,064 for the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, respectively.

Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

Shopnet.com

For the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, Shopnet generated minimal income comprised of interest from its money market and sublet income from its corporate office.

Shopnet's selling, general, and administrative expense amounted to $367,902, $283,581 and $554,434 for the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000.

The major components of the Company's expenses are as follows:

                                                                        Year Ended        Year Ended        Year Ended
                                                                         June 30,        June 30, 2001       June 30,
                                                                           2002                                2000
                                                                       --------------    ---------------   --------------
    Salaries (officer and office staff) and stock compensation and
     related benefits                                                     $ 140,733            $93,454          $ 192,135
   Rent                                                                      19,510             39,286             76,234
   Legal and professional fees                                              109,193             54,529             99,610
   Consulting fees                                                           35,070             15,750             27,080
   Other general corporate and administrative expense                        63,396             80,562            159,375

Shopnet generated a net loss of $352,501, $285,838 and $593,575 for the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $0, $35,476 and $70,952 respectively. (See Note 5)

Liquidity and Capital Resources

At June 30, 2002, the Company's consolidated working capital deficit amounted to $307,167.

At June 30, 2002, current assets consisted primarily of inventory of $230,049 and prepaid expenses of $298,968.

Factoring Arrangements

CIT Group

On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9,1998) with CIT Group (formerly, Heller Financial, Inc. "CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and ..65% of receivables sold in excess of $5,000,000 for each year.

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

On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as stated below.

Century Business Credit Corporation

On or about September 12, 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement ("factoring agreement") with Century Business Credit Corporation ("Century") to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold. Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of receivables, with interest at the rate of 1 3/4% over prime.

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

   The following table summarizes the percentage due to each party, as noted above, as a percentage of net sales for the year ended June 30, 2002:

                                   % of
                                Net Sales            Amount
                              ---------------     -------------
   RAYA                            0.42                $38,820
   ZAT                             0.83                 60,906
   ARC                             1.25                 91,725
                              ---------------     -------------
   Total                           2.50               $183,451
                              ===============     =============


Interest expense related to the factor agreement totaled $248,303 for the year ended June 30, 2002, $256,429 for the six months ended June 30, 2001 and $100,488 for the year ended December 31, 2000. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 2002, the net advances to Breaking Waves from Century amounted to $690,595.

During October 2001, Century released the Company from its requirement of maintaining a minimum cash balance as a result of the events discussed in Note 9
(b). Upon Century removing the restriction, the Company paid and reduced the amount due to Century in October and November 2001 by an aggregate of $620,000.

Investments in Joint Ventures

Battle Studies

Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through June 30, 2002, $218,765 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

The Company accounts for the investment in Battle Studies on the equity method. For the year ended June 30, 2002, and the six months ended June 30, 2001, and the year ended December 31, 2000 the Company, recorded $695, $1,473, and $4,290, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of June 30, 2002, June 30, 2001 and December 31, 2000.

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

The Girl

Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through June 30, 2002 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

Hollywood accounts for the investments in The Girl under the equity method. For the year ended June 30, 2002 and the six months ended June 30, 2001, and the year ended December 31, 2000, the Company recorded $0 , $1,298 and $0, respectively, in net equity losses.

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

The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2002 are as follows:

                                                   2003                 $ 84,915
                                                   2004                   84,915
                                                   2005                   90,338
                                                   2006                   95,760
                                                   2007                   95,760
                                                   Thereafter             23,940
                                                                        --------
                                                                        $475,628
                                                                        ========

Rent expense for the year ended June 30, 2002 amounted to $120,297 for the six months ended June 30, 2001 amounted to $83,500 and for the year ended December 31, 2000 and amounted to $163,900.

License Agreements

On October 16, 1995, Breaking Waves entered into a license agreement with Beach Patrol, Inc. ("Beach") for the exclusive use of certain trademarks in the United States. The agreement covered a term from January 1, 1996 to June 30, 1998 and contained a provision for an additional three-year extension, at the option of Breaking Waves, through and until June 30, 2001. Breaking Waves had exercised this option, thereby so extending the agreement. The agreement called for minimum annual royalties of $75,000 to $200,000 over the life of the agreement with options based on sales levels from $1,000,000 for the first year to $4,000,000 in the sixth year. Breaking Waves has negotiated an additional two-year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two-year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effectively July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with option based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. The agreement was verbally terminated by both parties effective on or about March 31, 2002. Breaking Waves recorded royalties under this agreement totaling $50,000, $150,000, $163,009 during the year ended June 30, 2002 during the six months ended June 30, 2001 and during the year ended December 31, 2000, respectively.

During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $73,408, $26,610 and $8,859 for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS

                       SHOPNET.COM, INC. AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                        Page
                                                                                                                       Number
                                                                                                                    --------------


   Independent auditors' report for the year ended June 30, 2002                                                          1

   Independent auditors' report for the six months ended June 30, 2001 and the year ended December 31, 2000
                                                                                                                          2

   Consolidated balance sheet as of June 30, 2002                                                                         3

   Consolidated statements of operations for the year ended June 30, 2002, the six months ended June 30, 2001
        and the year ended December 31, 2000                                                                              4

   Consolidated statements of stockholders' equity for the year ended June 30, 2002, the six months ended
        June 30, 2001 and the year ended December 31, 2000                                                                5

   Consolidated statements of cash flows for the year ended June 30, 2002, the six months ended June 30, 2001
        and the year ended December 31, 2000                                                                              7

   Notes to consolidated financial statements
                                                                                                                          9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Shopnet.com, Inc.

We have audited the accompanying consolidated balance sheet, statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management . Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopnet.com, Inc. and subsidiaries as of June 30, 2002 and the consolidated results of its operations, changes in stockholders' equity and cash flows for the year ended in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements for the six months ended June 30, 2001 and for the year ended December 31, 2000 were audited by another independent auditor whose report dated September 27, 2002, expressed an unqualified opinion on those statements.



/s/JEROME ROSENBERG, CPA, P.C.
JEROME ROSENBERG, CPA, P.C.





Melville, New York
August 28, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Shopnet.com, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Shopnet.com, Inc. and subsidiaries (the "Company") for the six months ended June 30, 2001 and for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management . Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the six months ended June 30, 2001 and for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/Massella Rubenstein LLP
Massella Rubenstein LLP
Jericho, New York
July 31, 2002 except for notes 9(b) and 13(d), As to which the date is September 15, 2001

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               As of June 30, 2002

                                                                                                       June 30,
                                                                ASSETS                                   2002
                                                                ------
                                                                                                   ------------------

Current assets:
     Cash                                                                                          $         3,309
     Accounts receivable, net                                                                               19,109
     Other receivables                                                                                      88,118
     Inventory                                                                                             230,049
     Prepaid expenses (Note 4)                                                                             298,968
     Advances to officer                                                                                    40,000
                                                                                                   ------------------
           Total current assets                                                                            679,553

     Property and equipment, net (Note 3)                                                                   70,044
     Film production and distribution costs, net                                                         1,204,728
     Costs in excess of net assets of business acquired (Note 5)                                           727,261
     Investments in movie ventures (Note 6)                                                                246,399
     Deferred tax asset-non-current                                                                        224,240
     Other assets                                                                                           27,078
                                                                                                   ------------------
           Total assets                                                                                $ 3,179,303
                                                                                                   ------------------

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Due to factor (Note 9)                                                                        $      690,595
     Accounts payable                                                                                     280,003
     Accrued expenses (Note 8)                                                                              4,782
     Capital lease obligations                                                                              3,938
     Other taxes payable                                                                                    2,214
     Deferred tax liability                                                                                 5,188
                                                                                                   ------------------
           Total current liabilities                                                                      986,720
                                                                                                   ------------------

           Total liabilities                                                                              986,720
                                                                                                   ------------------

Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 7,472,244 shares issued and
       outstanding                                                                                        7,472
     Capital in excess of par value                                                                   6,638,852
     Accumulated deficit                                                                             (4,453,741)
     Accumulated other comprehensive income                                                                   -
                                                                                                   ------------------
           Total stockholders' equity                                                                 2,192,583
                                                                                                   ------------------
     Total liabilities and stockholders' equity                                                    $  3,179,303
                                                                                                   ==================

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                                  Year         Six Months       Year
                                                                 Ended           Ended         Ended
                                                                June 30,        June 30,      Dec. 31,
                                                                  2002           2001           2000
                                                               -----------    -----------    -----------

Net sales ..................................................   $ 7,702,798    $ 4,728,948    $ 5,713,133

Cost of sales ..............................................     5,065,879      3,303,919      3,764,258
                                                               -----------    -----------    -----------

Gross profit ...............................................     2,636,919      1,425,029      1,948,875
                                                               -----------    -----------    -----------

Expenses:
Selling, general, and administrative .......................     2,642,847      1,500,707      2,208,724
Amortization of costs in excess of net assets of business
    acquired (Note 5) ......................................          --           35,476         70,952
                                                               -----------    -----------    -----------

Total expenses .............................................     2,642,847      1,536,183      2,279,676
                                                               -----------    -----------    -----------

Loss before other income (expenses) and income
tax benefit ................................................        (5,928)      (111,154)      (330,801)
                                                               -----------    -----------    -----------

Other income (expenses):
Equity in earnings loss of affiliate .......................          (695)        (2,771)        (4,290)
Write down of film costs ...................................          --         (145,272)      (308,564)
Rental income ..............................................         9,050         14,400         22,271
Interest and finance expense ...............................      (450,199)      (300,273)      (371,752)
Interest income ............................................        11,008         24,945         80,156
                                                               -----------    -----------    -----------

Total other income (expense) ...............................      (430,836)      (408,971)      (582,179)
                                                               -----------    -----------    -----------

Loss before for income tax benefit ......................         (436,764)      (520,125)      (912,980)

Income tax benefit .........................................          (202)          (456)        (6,004)
                                                               -----------    -----------    -----------

Net loss ...................................................      (436,562)      (519,669)      (906,976)
                                                               -----------    -----------    -----------

Other items of comprehensive loss ..........................        (6,350)      (101,600)       107,950
                                                               -----------    -----------    -----------

Comprehensive loss .........................................   $  (442,912)   $  (621,269)   $  (799,026)
                                                               -----------    -----------    -----------

Basic and diluted loss per share: ..........................   $      (.06)   $      (.07)   $      (.13)
                                                               ===========    ===========    ===========

Weighted average number of common shares outstanding
                                                                 7,472,244      7,472,244      7,021,917
                                                               ===========    ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
      For the Year Ended June 30, 2002, The Six Months Ended June 30, 2001
                    and For The Year Ended December 31, 2000


                                                                                                          Accumulated
                                                                               Capital                       Other          Total
                                                       Common Stock         In Excess of    Accumulated  Comprehensive Stockholders'
                                                    Shares        Amount      Par Value       Deficit    Income (loss)     equity
                                                  ----------- -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1999 .................    5,589,620  $     5,590   $ 6,345,836    $(2,590,534)   $     --      $ 3,760,892

Issuance of common stock in connection with
  January 2000 stock dividend .................      537,389          537          (537)          --            --             --

Sale of common stock in February 2000,  net of
  costs .......................................      100,000          100       294,798           --            --          294,898

Issuance of common stock in connection with
  May 2000 stock dividend .....................    1,245,235        1,245        (1,245)          --            --             --

Unrealized gain on marketable securities ......         --           --            --             --         107,950        107,950

Net loss for the year ended December 31, 2000 .         --           --            --         (906,976)         --         (906,976)

                                                 -----------  -----------   -----------    -----------   -----------    -----------
Balances at December 31, 2000 .................    7,472,244        7,472     6,638,852     (3,497,510)      107,950      3,256,764

Unrealized loss on marketable securities ......         --           --            --             --        (101,600)      (101,600)

Net loss for the six months ended June 30, 2001         --           --            --         (519,669)         --         (519,669)

                                                 -----------  -----------   -----------    -----------   -----------    -----------
Balances at June 30, 2001 .....................    7,472,244  $     7,472   $ 6,638,852    $(4,017,179)  $     6,350    $ 2,635,495

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
 For the Year Ended June 30, 2002, The Six Months Ended June 30, 2001
                    and For The Year Ended December 31, 2000


                                                                                                        Accumulated
                                                                             Capital                      Other          Total
                                                     Common Stock         In Excess of   Accumulated   Comprehensive   Stockholders'
                                                 Shares       Amount       Par Value      Deficit      Income (loss)     equity
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balances at June 30, 2001 (Balance forward)     7,472,244   $     7,472   $ 6,638,852    $(4,017,179)   $     6,350    $ 2,635,495

Unrealized loss on marketable securities             --            --            --             --           (6,350)        (6,350)

Loss for the year ended June 30, 2002 .....          --            --            --         (436,562)          --         (436,562)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balances at June 30, 2002 .................     7,472,244   $     7,472   $ 6,638,852    $(4,453,741)   $         0    $ 2,192,583
                                              ===========   ===========   ===========    ===========    ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows



                                                                           Year        Six Months       Year
                                                                          Ended          Ended          Ended
                                                                         June 30,       June 30,       Dec. 31,
                                                                           2002           2001           2000
                                                                       -----------    -----------    -----------
Cash flows from operating activities:

   Net loss ........................................................   $  (436,562)   $  (519,669)   $  (906,976)
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in loss of affiliate ................................           695          2,771          4,290
        Amortization and depreciation ..............................        36,286         49,473        117,328
        Deferred income tax benefit ................................          --           (1,098)       (10,336)
        Write down of film costs ...................................          --          145,272        308,564

Decrease (increase) in:
        Cash-restricted ............................................       969,582        144,990           --
        Accounts receivable ........................................        58,597        (29,740)       (16,862)
        Other receivables ..........................................       (25,384)       (34,812)       (27,922)
        Inventory ..................................................       566,489      2,667,691       (602,176)
        Prepaid expenses ...........................................      (228,206)        36,870        (36,973)
        Deferred tax asset .........................................       (21,740)          --             --
        Other assets ...............................................        (6,443)          --             --
Increase (decrease) in:
        Accounts payable ...........................................       141,170       (957,272)       (33,340)
        Accrued expenses ...........................................       (17,183)       (77,878)        40,598
        Deferred tax liability .....................................         1,582           --             --
        Other taxes payable ........................................         1,471        (10,308)        11,051
                                                                       -----------    -----------    -----------

Net cash (used for) provided by operating activities ...............     1,040,354      1,416,290     (1,152,754)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:

   Acquisition of  property and equipment ..........................       (34,193)       (24,426)       (15,267)
  Investment in movie ventures .....................................           (40)        (1,000)        (5,000)
                                                                       -----------    -----------    -----------

Net cash used in investing activities ..............................   $   (34,233)   $   (25,426)   $   (20,267)
                                                                       -----------    -----------    -----------

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Continued)

                                                         Year         Six Months         Year
                                                        Ended           Ended           Ended
                                                       June 30,        June 30,       Dec. 31,
                                                         2002           2001            2000
                                                      -----------    -----------    -----------

Cash flows from financing activities:

    Net proceeds from factoring agreement .........   $(1,009,742)   $(1,465,572)   $ 1,389,635
    Proceeds from sale of common stock ............          --             --          294,898
    Proceeds from line of credit ..................          --             --          250,000
    Repayments of line of credit ..................          --             --         (250,000)
    Repayments to related parties .................          --             --         (650,000)
    Principal payments on capital lease obligations       (17,773)        (8,323)       (15,445)
                                                      -----------    -----------    -----------

Net cash used in financing activities .............    (1,027,515)    (1,473,895)     1,019,088
                                                      -----------    -----------    -----------

Net decrease in cash ..............................       (21,394)       (83,031)      (153,933)

Cash, beginning of period .........................        24,703        107,734        261,667
                                                      -----------    -----------    -----------

Cash, end of period ...............................   $     3,309    $    24,703    $   107,734
                                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information:
cash paid for :

        Interest ..................................   $   415,456    $   300,273    $   379,802
                                                      ===========    ===========    ===========

        Income taxes ..............................   $      --      $      --      $      --
                                                      ===========    ===========    ===========


     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-  ORGANIZATION

                  Shopnet.com, Inc. ("Shopnet") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet, com. Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally. As of June 30, 2001, Shopnet and all of its subsidiaries changed their financial year end from December 31 to June 30.


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Principles of consolidation

                  The accompanying consolidated financial statements include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company"), after elimination of all significant intercompany transactions and accounts. Affiliated companies which are 20 to 50 percent owned are accounted for under the equity method.

b)       Cash and cash equivalents

                  The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2002 the Company did not maintain balances in accounts which were in excess of Federal Deposit Insurance Corporation limits.

c)       Accounts Receivable:

                  The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of June 30, 2002 a management provided an allowance of $20,000. The accounts receivable balance on the balance sheet as of June 30, 2002 is shown net of this allowance.

d)       Marketable securities

                  All the Company's marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. Marketable securities were classified as non-current as a result of being pledged pursuant to certain factoring agreements.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


e)       Inventory:

                  Inventory consists of finished goods and is valued at the lower of cost (using the first-in, first-out method) or market. All inventory is pledged as collateral for factored receivables pursuant to an agreement with a financial institution.

f)       Property and Equipment:

                  Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the Straight-Line and the Modified Accelerated Cost Recovery System (MACRS) method over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are charged to operations as an operating expenses, when incurred.

g)       Film production and distribution costs:

                  The Company follows industry standards in capitalizing film production and distribution costs. Film production and distribution costs include all costs associated with the writing, producing, and distribution of the film. Film costs include the costs of production, prints, pre-release, and other advertising expected to benefit future periods. These costs as well as participation and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues from all sources.

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

                  For the six months ended June 30, 2001 and for the year ended December 31, 2000, the Company had written down film production and distribution cost by $145,272 and $308,564, respectively, in order to reduce the balance to its estimated net realizable value. For the year ended June 30, 2002,the Company determined that the estimated net realizable value had not changed from what was reported at June 30, 2001 and accordingly made no adjustment to the estimated net realizable value.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)       Intangible assets:

                  Effective for the year ended June 30, 2002, the Company adopted FAS 142 (Goodwill and Other Intangible assets). Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Goodwill is tested for impairment at the reporting unit level. Under FAS 142, the fair value of a reporting unit is compared to its carrying amount, including its goodwill. If the book value (carrying amount) is below the fair value assessment, there will be no impairment or loss. If the fair value is below the book value (carrying amount), then the Company needs to perform a second test to determine the gap between the impaired fair value of goodwill and its carrying amount.

                  The Company has determined that no impairment exists as of June 30, 2002. Accordingly, the book value has not been written down.

i)       Equity Method of Accounting:

                  Investments in significantly (20 to 50 percent) owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity percentage in undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

j)       Income taxes:

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

k)       Revenue and cost recognition:

                  The terms of Breaking Waves' sales are FOB shipping point thereby revenue is recognized upon shipment from the Company's warehouse. Sales returns are recorded upon acceptance of the goods by the warehouse. Duty costs, which are a component of cost of sales, are recorded upon the clearance of such goods through customs.

                  Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized, together with related costs, on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films, together with related costs are recorded when the material is available for telecasting by the licensee and when certain other conditions are met. Film production and distribution costs are stated at the lower of unamortized cost or estimated net realizable value.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)       Revenue and cost recognition:

                  In accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures Films," the individual film forecast method is used to amortize film costs.

l)       Earnings per share:

                  Earnings per common share is computed pursuant to SFAS no. 128 "Earnings Per Share." Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. Both basic earnings per share and diluted earnings per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been anti-dilutive.


m)       Use of estimates:

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


n)       Fair value disclosure at June 30, 2002:

                  The carrying value of cash, accounts receivable, inventory, marketable securities, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.


o)       Reclassifications:

                  Certain prior period accounts have been reclassified to conform to the current year presentation.


p)       Cost in excess of net assets of business acquired:

                  Cost in excess of net assets of business acquired in connection with the acquisition of Breaking Waves were amortized through June 30, 2001 on a straight line basis over the estimated useful life of the related assets acquired for a period of fifteen years. No amortization was recorded for the year ended June 30, 2002. (See Note 5)

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q)       Accounting for stock-based compensation:

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

                                                                       June 30,              June 30,             Dec. 31,
                                                                         2002                  2001                 2000
                                                                    -----------------    -----------------    -----------------
                  Net income (loss)-
                           as reported                                  $ (436,562)            $ (519,669)         $ (906,976)
                                                                    =================    =================    =================
                           pro forma                                    $ (436,562)            $ (519,669)         $ (906,976)
                                                                    =================    =================    =================

                  Basic and Diluted EPS-
                           as reported                                    $   (.06)              $   (.07)           $   (.13)
                                                                    =================    =================    =================
                           pro forma                                      $   (.06)              $   (.07)           $   (.13)
                                                                    =================    =================    =================

                    The fair market value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield                      0.00%
Expected volatility                   30%
Risk-free interest rate                6%
Expected life                   1-5 years

r)       Effect of new accounting standards:

                 The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 -          PROPERTY AND EQUIPMENT

                   Property and equipment is comprised of the following:

                                                                                  June 30,
                                                                                    2002
                                                                                --------------

                          Furniture & fixtures                                        $41,207
                          Computer equipment and software                             132,000
                          Leasehold improvements                                       17,199
                                                                                --------------
                                                                                      190,406
                          Less: accumulated depreciation
                                                                                --------------
                                  and amortization                                    120,362
                                                                                --------------
                                                                                      $70,044
                                                                                ==============

                   Computer equipment and software amounting to $61,506 is pledged in connection with capital lease obligations.

                   Depreciation and amortization expense for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000 amounted to $36,286, $13,997 and $21,376, respectively.

NOTE 4-  PREPAID EXPENSES

                  Prepaid expenses are comprised of the following:

                                                                                 June 30,
                                                                                   2002
                                                                              ----------------

                          Prepaid insurance                                          $ 23,167
                          Prepaid taxes                                                22,641
                          Prepaid consulting fee (See Note 9)                         198,550
                          Prepaid salaries                                              3,422
                          Other prepaid expenses                                       51,188
                                                                              ----------------
                                 Total prepaid expenses                              $298,968
                                                                              ================

NOTE 5-  ACQUISITION OF BREAKING WAVES, INC.

                  Pursuant to a stock purchase agreement dated May 31, 1996 (the "Agreement"), on September 24, 1996, the Company issued 110,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Breaking Waves. The transaction was accounted for using the purchase method of accounting. As a result of the transaction, excess of cost over net assets acquired totaling $1,064,283 was recorded and was being amortized over the useful lives of the related assets which was fifteen years. Amortization expense totaled $0, $35,476 and $70,952 for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5-  ACQUISITION OF BREAKING WAVES, INC (Continued)

                  Effective for the year ended June 30, 2002, the Company adopted FAS 142 (Goodwill and Other Intangible assets). Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Goodwill is tested for impairment at the reporting unit level. Under FAS 142, the fair value of a reporting unit is compared to its carrying amount, including its goodwill. If the book value (carrying amount) is below the fair value assessment, there will be no impairment or loss. If the fair value is below the book value (carrying amount), then the Company needs to perform a second test to determine the gap between the impaired fair value of goodwill and its carrying amount.

                  The Company has determined that no impairment exists as of June 30, 2002. Accordingly, the book value has not been written down.

NOTE 6-  INVESTMENTS IN MOVIE VENTURES

a)       Battle Studies

                  Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through June 30, 2002, $218,765 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investment in Battle Studies on the equity method. For the year ended June 30, 2002, and the six months ended June 30, 2001, and the year ended December 31, 2000 the Company, recorded $695, $1,473, and $4,290, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of June 30, 2002 and 2001 and December 31, 2000.

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

                  On January 17, 2001, Battle Studies entered into a distribution agreement with KOAN, Inc. ("KOAN") to distribute and promote Battle Studies' motion picture ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty-four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty-four month period. Battle studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6-  INVESTMENTS IN MOVIE VENTURES (Continued)

a)       The Girl

                  Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through June 30, 2002 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  Hollywood accounts for the investments in The Girl under the equity method. For the year ended June 30, 2002 and the six months ended June 30, 2001, and the year ended December 31, 2000, the Company recorded $0 , $1,298 and $0, respectively, in net equity losses.

NOTE 7-  MARKETABLE SECURITIES- AFFILIATE

                  On November 24, 1998, pursuant to a sales agreement entered into during September 1998 by and between Breaking Waves and Play Co. Toys & Entertainment Corp. ("Play Co", a toy retailer and a publicly traded company whose Chairman of the Board was also the President of Shopnet and the Company), Breaking Waves purchased 1,400,000 unregistered shares of Play Co.'s common stock for a total of $504,000 comprised of $300,000 in cash and by shipping $204,000 of merchandise to Play Co. After the purchase, Breaking Waves owned 25.4% of the outstanding common stock of Play Co.

                  Breaking Waves accounted for its investment under the equity method. For the year ended December 31, 1999 Breaking Waves recorded $994,305 of equity loss for its proportionate share of Play Co.'s loss for that year.

                  As of December 31, 1999, the Company's investment in Play Co. was reduced to $0 since its share of Play Co.'s losses exceeded its cost basis. In addition, as December 31, 1999, as a result of Play Co.'s issuance of additional common stock and the Company's sale of 130,000 shares of Play Co.'s common stock, the Company's percentage ownership was reduce to 22.88%.

                  During the year ended December 31, 2000, Play co. converted a portion of its series E preferred stock into common stock thereby reducing Breaking Waves' ownership percentage to approximately 1.5%. Accordingly, upon this event the accounting method for the investment in Play Co. was changed to the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at June 30, 2001 and December 31, 2000 which amounted to $6,350 and $107,950, respectively. The change in unrealized gain or loss has been recorded as a component of comprehensive income. The Company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and are therefore considered non-current. (See Note 9 (b) )

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7-  MARKETABLE SECURITIES- AFFILIATE (Continued)

                  On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District to New York. The filing was converted into a Chapter Seven filing on August 28, 2001. Play Co. is in the process of developing a plan for the orderly liquidation of Play Co.'s operations through discussions with representatives of its secured lender, other creditors, landlords and others under the supervision of the Bankruptcy Court.

NOTE 8-  ACCRUED EXPENSES

                  Accrued expenses are comprised of the following:
                                                                                          June 30,
                                                                                            2002
                                                                                        -------------

                  Professional fees                                                           $ 4,718
                  Other corporate overhead                                                         64
                                                                                        -------------
                                                                                              $ 4,782
                                                                                        =============

NOTE 9-  DUE TO FACTOR

a)       CIT Group

                  On August 20, 1997, Breaking Waves entered into a factoring and revolving inventory loan and security agreement (as amended December 9,1998) with CIT Group (formerly, Heller Financial, Inc.) ("CIT") to sell their interest in all present and future receivables without recourse. Breaking Waves paid CIT a factoring commission of .85% of the first $5,000,000 of receivables sold and .65% of receivables sold in excess of $5,000,000 for each year.

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

                  On or about September 12, 2000 the agreement with CIT was cancelled and a new factoring agreement was entered into as stated below. Interest expense related to this agreement totaled $204,821 for the year ended December 31, 2000.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9-  DUE TO FACTOR (Continued)

b)       Century Business Credit Corporation (continued)

                  Breaking Waves may take advances of up to 85% of receivables, with interest at the rate of 13/4% over prime.

                  In connection with the factoring agreement, the Company agreed to continue maintaining $1,150,000 of cash in a segregated account in order to collateralize standby letters of credit for Breaking Waves. The requirement was ended in October 2001, when Century released the company form this requirement. Additionally, Breaking Waves was required to pledge as additional collateral $200,000 of its own cash and its investment in Play Co., which is represented by 1,270,000 share of Play Co.'s common stock.

                  DUE TO FACTOR (CONTINUED
                  Pursuant to the terms of a Reimbursement and Compensation Agreement (the "Agreement"), a trust ("Trust"), the beneficiary of which is a relative of the Company's President and Chief Executive Officer ("CEO") and a relative of a principal stockholder, pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of a letter of credit previously pledged by the Company. Accordingly, on December 20, 2000 the original agreement with the factor was amended to allow such replacement of collateral. Breaking Waves' Loan and Security Agreement with Century dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit. On September 15, 2001, Century required the Company to increase the amount of collateralized standby letters of credit by $300,000 raising such amount to $1,450,000.

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


NOTE 9-  DUE TO FACTOR (Continued)

b)       Century Business Credit Corporation (continued)

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

                  In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty five days after the close of each fiscal quarter. The fees are effective October 1, 2001. For the year ended June 30, 2002 the Trust and RAYA were entitled to payments totaling $60,905 and $30,820, respectively.

                  In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant to the terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes ("Financing"), as well as consult with the Company with regard to its ongoing operations, promote sales of Breaking Waves' products and improving production. Pursuant to the terms of the ARC Consulting Agreement, the Company and Breaking Waves agreed to compensate ARC (i) an annual fee of $20,000 ("Base Fee") and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter through September 30, 2011 ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter. In October 2001, ARC received (i) a lump sum payment of $209,000 reflecting full advance payment of the Base Fee and (ii) $36,750 reflecting advance payment of the ARC Percentage Fee. ARC was entitled to receive $91,725 for the year ended June 30, 2002. The agreement with Arc expires September 30, 2011. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

                  The following table summarizes the percentage due to each party, as noted above, as a percentage of net sales for the year ended June 30, 2002:

                                                  % of
                                                Net Sales           Amount
                                             ----------------    -------------
                  RAYA                            0.42                $38,820
                  ZAT                             0.83                 60,906
                  ARC                             1.25                 91,725
                                             ----------------    -------------
                  Total                           2.50               $183,451
                                             ================    =============

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-  DUE TO FACTOR (Continued)

b)       Century Business Credit Corporation (continued)

                  Interest expense related to the factor agreement totaled $248,303 for the year ended June 30, 2002, $256,429 for the six months ended June 30, 2001 and $100,488 for the year ended December 31, 2000. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 2002, the net advances to Breaking Waves from Century amounted to $690,595.

                  During October 2001, Century released the Company from its requirement of maintaining a minimum cash balance as a result of the events discussed above. Upon Century removing the restriction, the Company paid and reduced the amount due to Century in October and November 2001 by an aggregate of $620,000.


NOTE 10- (BENEFIT OF) PROVISION FOR INCOME TAXES

                  (Benefit of) provision for income taxes is comprised of the following:

                                                                           Year             Six Months             Year
                                                                          Ended                Ended              Ended
                                                                         June 30,            June 30,            Dec. 31,
                                                                           2002                 2001               2000
                                                                     -----------------    ----------------    --------------
                  Current:
                      Federal                                        $            -       $          -        $        -
                      State and local                                          1,380                 642             4,332
                                                                     -----------------    ----------------    --------------
                                                                               1,380                 642             4,332
                                                                     -----------------    ----------------    --------------

                  Deferred:
                      Federal                                                    -                  -                (6,150)
                      State and local                                          (1,582)            (1,098)            (4,186)
                                                                     -----------------    ----------------    --------------
                                                                               (1,582)            (1,098)           (10,336)
                                                                     -----------------    ----------------    --------------

                  Total (benefit of ) provision
                      for income taxes                               $          (202)            $  (456)          $ (6,004)
                                                                     =================    ================    ==============

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- (BENEFIT OF) PROVISION FOR INCOME TAXES (Continued)

                  A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax expense is as follows:

                                                                                    Year           Six Months             Year
                                                                                   Ended              Ended              Ended
                                                                                  June 30,          June 30,            Dec. 31,
                                                                                    2002              2001                2000
                                                                               --------------    ---------------     --------------

                  Federal statutory rate applied to pretax loss                $      -          $        -          $       -
                  State and local income taxes, net of federal income tax
                      benefit, applied to pretax loss                                 -                   -                  -
                  Permanent differences                                               -                   -                  -
                  Increase in valuation allowance                                     -                   -              865,023
                  Current provision for state and local taxes                         1,380                642             4,332
                  (Increase) in deferred tax assets                                  (1,582)            (1,098)         (875,359)
                                                                               --------------    ---------------     --------------
                  Increase (decrease) in deferred tax liability                      $ (202)           $  (456)      $    (6,004)
                                                                               ==============    ===============     ==============

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

                  The tax effect of significant items comprising the Company's net non-current deferred tax assets and liability are as follows:

                                                                                 June 30,
                                                                                   2002
                                                                             -----------------

                  Net operating loss carryforwards                           $ 1,401,500
                  Inventory capitalization                                        38,462
                  Write down of film costs                                       150,000
                  Valuation allowance                                         (1,365,722)
                                                                             -----------------
                  Deferred non-current tax asset                                 224,240
                                                                             -----------------

                  Equity earnings of affiliate                                     4,440
                  Depreciable assets                                                 748
                                                                             -----------------
                  Deferred non-current tax liability                               5,188
                                                                             -----------------
                  Net non-current deferred tax asset                         $   219,052
                                                                             =================

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- (BENEFIT OF) PROVISION FOR INCOME TAXES (Continued)

                  Shopnet and its subsidiaries have a tax year end of December 31 and file a consolidated tax return for federal tax purposes. For state and local purposes, Shopnet and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

                  At June 30, 2002 and December 31, 2001, the Company had a net operating loss carryforward (NOL) of approximately $3,090,000 for federal tax purposes and $3,190,000 for state tax purposes, all of which expire between 2011 and 2021, Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 11- COMMITMENTS AND CONTINGENCIES

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

                  The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2002 are as follows:

                                2003                                                           $          84,915
                                2004                                                                      84,915
                                2005                                                                      90,338
                                2006                                                                      95,760
                                2007                                                                      95,760
                                Thereafter                                                                23,940
                                                                                               -----------------
                                                                                               $         475,628
                                                                                               =================

                  Rent expense for the year ended June 30, 2002 amounted to $120,297 for the six months ended June 30, 2001 amounted to $83,500 and for the year ended December 31, 2000 and amounted to $163,900.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11-          COMMITMENTS AND CONTINGENCIES (Continued)

b)       Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from three vendors, two in Indonesia (74%) and the other in The Republic of Korea (26%). Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000 Breaking Waves had three, two and three customers, respectively, which comprised 36%, 37% and 46% of net sales, respectively.

c)       Seasonality

                  Breaking Waves' business is considered seasonal with a large portion of its revenues and profits being derived between November and March. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time it incurs the majority of its production costs with limited revenues and also engages in the sale of product at negative gross margin to remove slow moving items and decrease its carrying cost.

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

                           Breaking Waves has negotiated an additional two-year extension thereby extending the agreement through and until June 30, 2003, and it contains a provision for an additional two-year extension, at the option of Breaking Waves, through and until June 30, 2005. The new agreement signed February 28, 2001 and effectively July 1, 2001 calls for minimum annual royalties of $50,000 to $87,500 over the life of the extension with options based on sales levels from $1,000,000 for the seventh year to $1,750,000 in the tenth year. The agreement was verbally terminated by both parties effective on or about March 31, 2002. Breaking Waves recorded royalties under this agreement totaling $50,000, $150,000, $163,009 during the year ended June 30, 2002 during the six months ended June 30, 2001 and during the year ended December 31, 2000, respectively.

ii) During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $73,408, $26,610 and $8,859 for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11- COMMITMENTS AND CONTINGENCIES (Continued)

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

                  As of June 30, 2002 and for the six months ended June 30, 2001, the Company had invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the year ended June 30, 2002 and for the six months ended June 30, 2001 and for the year ended December 31, 2000, the Company derived no revenues from the motion picture and had not amortized film costs.

                  For the six months ended June 30, 2001 and for the year ended December 31, 2000, the Company had written down its film production and distribution cost by $145,272 and $308,564 respectively, in order to reduce the asset to its estimated realizable value.

f)       Litigation

                  On or about June of 2000, an action was brought in the Queens County Supreme Court against the Company and several others claiming, among other things, that the Company allegedly breached a contract and engaged in fraudulent statements (including supposedly promising the plaintiff options and then not allowing the plaintiff to exercise such options).

                  The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. The Company intends to contest the action vigorously and believes that such claims against it are baseless and without merit.

                  On or about December 2001, a group of over 275 foreign plaintiffs commenced an action entitled Abeln v. Arbel, et. al in the United States District Court for the Southern District of New York naming the Company, along with over 30 other entities and individuals as defendants. The Company was never served with the summons and complaint, and could not discern if such service was effectuated. Thus, the Company was not yet a party to the suit.

                  In August, 2002, the Plaintiffs voluntarily dismissed this action.


NOTE 12- STOCKHOLDERS' EQUITY

a)       Stock Dividends

                  On January 7, 2000, the Company declared a 10% stock dividend to all shareholders of record as of January 20, 2000 amounting to 537,389 shares of common stock. Such stock dividend was issued on February 1, 2000.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12- STOCKHOLDERS' EQUITY (Continued)

a)       Stock Dividends (continued)

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

                  The Incentive Plan provided for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 750,000 shares of common stock to be offered from either authorized and unissued shares or issued shares, which have been reacquired by the Company.

                  On March 14, 1997, the Company granted 132,000 options to purchase shares of common stock pursuant to the Company's Incentive Plan consisting of 88,000 options to the Company's President and 44,000 options to another officer. The exercise price of each option was fixed at $1.46 (as revised) per share and the options expired in March 2002. No options were exercised.

                  During April 1999, the Company granted its President 44,000 stock options. The exercise price of each option is a $1.38 per share and the options expire April 16, 2004.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12- STOCKHOLDERS' EQUITY (Continued)

                  A summary of the status of the Company's stock options outstanding as of June 30, 2002, are as follows:

                                                                                          Number of             Exercise
                                                                                           Options                Price
                                                                                       -----------------    ----------------
                  Outstanding at December 31, 1999                                             176,000         $ 1.46-1.38
                      Granted                                                                   -                    -
                      Exercised                                                                 -                    -
                      Cancelled                                                                 -                    -
                                                                                       -----------------    ----------------
                  Outstanding at December 31, 2000                                             176,000         $ 1.46-1.38
                      Granted                                                                   -                    -
                      Exercised                                                                 -                    -
                      Cancelled                                                                 -                    -
                                                                                       -----------------    ----------------
                  Outstanding at June 30, 2001                                                 176,000           $1.461.38
                      Granted                                                                        -               -
                      Exercised                                                                      -               -
                      Cancelled                                                                132,000                1.46
                                                                                       -----------------    ----------------
                  Outstanding at June 30, 2002                                                  44,000            $   1.38
                                                                                       =================    ================

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13- RELATED PARTY TRANSACTIONS

a)                For the year ended June 30, 2002, the six months ended
                  June 30, 2001 and the year ended December 31, 2000 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $46,900, $24,000 and $51,080, respectively. (See Note 9)

b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2%) payable over three years. As of June 30, 2002, the unpaid portion amounted to $37,000, which has been classified as current. Additionally, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

c) On December 20, 2000, the Company entered into the Agreement with the Trust, the beneficiary of which is a relative of the Company's President and CEO and a relative of a principal stockholder. The Trust pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of the collateral previously pledged by the Company in connection with the Agreement. The Company paid $42,500 to the Trust in connection with the Agreement. (See Note 9)

d) On May 3, 2001, the Agreement was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment, the Company entered into a guarantee agreement with Gal Capital Corp, whose President is a relative of the Company's President and CEO and a principal stockholder of the Company to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 15, 2001.

                  On September 15, 2001, the Agreement was further amended so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expired on September 1, 2001, and was renewed for another year ending September 1, 2002. The Agreement automatically renews on each anniversary date, at the Company's option, for the next nine years.

                  On September 15, 2001, the Company entered into a new Reimbursement Agreement with relatives of a principal stockholder who is related to the President and CEO of the Company ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral in connection with Breaking Waves' factoring agreements with Century.

                  Absent any default, the letter of credit will remain in effect for ten years. In exchange of the above letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (11/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (13/4 %) of net sales through September 30, 2011. Upon the signing of the Agreement, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty five days after the close of each fiscal quarter. (See Note 9)

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14- INDUSTRY SEGMENT

                    The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments is as follows:

                                            Year Ended                       Six Months Ended                  Year Ended
                                 ---------------------------------    -------------------------------  -----------------------------
                                             June 30,                            June 30,                      December 31,
                                               2002                                2001                            2000
                                 ---------------------------------    -------------------------------  -----------------------------
                                     Segment         Consolidated        Segment      Consolidated       Segment       Consolidated
                                 --------------    ---------------    ------------    ---------------  ------------    ------------
   Sales:
     Swimwear sales              $  7,702,798                         $ 4,728,948                       $5,713,133
     Film production                   -                                    -                                  -
                                 --------------                       ------------                     ------------

   Total sales                                        $ 7,702,798                      $  4,728,948                   $   5,713,133
                                                   ===============                    ===============                ===============

   Operating income(loss):
     Swimwear sales                                       363,173                           208,902                       310,068
     Film production                                       (1,263)                         (145,272)                      (314,135)
                                                   ---------------                    ---------------                ---------------

   Total operating income (loss)
                                                          361,910                            63,630                         (4,067)
                                                   ---------------                    ---------------                ---------------

   Corporate:
     General and administrative
     expense                                             (367,838)                         (284,580)                      (564,346)
     (Loss) equity in earnings
     of affiliate                                            (695)                           (2,771)                        (4,290)
     Amortization expense                                       -                           (35,476)                       (70,952)
     Interest income                                       11,008                            24,945                         80,156
     Interest and finance expense
                                                         (450,199)                         (300,273)                      (371,752)
     Other                                                  9,050                            14,400                         22,271
                                                    ---------------                    ---------------               ---------------

   Loss from operating before
   (benefit)                                             (436,764)                         (520,125)                      (912,980)

   (Benefit) provision for
   income tax                                                (202)                             (456)                        (6,004)
                                                   ---------------                    ---------------                ---------------

   Net (loss) income                                   $ (436,562)                       $ (519,669)                     $ (906,976)
                                                   ===============                    ===============                ===============

   Identifiable assets:
     Swimwear sales                                  $    506,727                      $  1,313,223                  $   4,072,174
     Film productions                                   1,451,127                         1,451,167                      1,598,210
     Corporate                                          1,199,709                         1,757,685                      1,993,411
                                                   ---------------                    ---------------                ---------------

   Total assets                                       $ 3,157,563                       $ 4,522,075                  $   7,663,795
                                                   ===============                    ===============                ===============


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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15- PROPOSED PRIVATE PLACEMENT

                  On June 17, 2002, the Company appointed Alliance Long Term Capital Corp. as its placement agent in connection with the proposed private placement on a best "efforts basis" of up to $1,500,000 of 5% Convertible Debentures and up to $1,500,000 of 10% Non-Convertible Debentures. The term of this Agreement commenced on June 17, 2002 and shall terminate on the earlier of the completion of the Placement or can be terminated at any time after six months from June 17, 2002.

                  Both of the Convertible Debentures and the Debt will pay interest semi-annually and shall have a maturity date of four years from the date of issuance. The Convertible Debentures will be secured by the assets of the Company and will be subordinated to the factor's first security interest in all the assets of the Company.


NOTE 16- SUBSEQUENT EVENTS

                  On August 28, 2002, the Company received the sum of $15,000 representing payment for a subscription of $15,000 of the 5% Convertible Debentures as referenced in Note 15. As of August 28, 2002 these Debentures were not issued by the Company. No additional 5% Convertible Debentures nor any 10% Non-Convertible Debentures have been issued.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On approval of its Audit Committee, on January 23, 2002 the Registrant dismissed Massella Rubenstein LLP (formerly Massella, Tomaro & Co. L.L.P., hereinafter "Massella"). The dismissal was not due to any discrepancies or disagreements between same and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Massella's report on the Registrant's financial statements for the six month transition period ended June 30, 2001 ("Transition Period") and fiscal years ended December 30, 2000 and December 30, 1999 did not contain any adverse opinions or disclaimers of opinion. Nor were such modified as to uncertainty, audit scope, or accounting principles. During the Transition Period and the two most recent fiscal years and any subsequent interim period through the date of the dismissal, the Company and Massella had no disagreements or "reportable events."

The Registrant dismissed Massella as part of a recently initiated cost savings program. The Registrant's Audit Committee approved, as of January 23, 2002, the engagement of Jerome Rosenberg CPA, P.C. as its principal accountant to audit its and its subsidiary's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                               Age                  Position

Harold Rashbaum                    74                   President, CEO, CFO and
                                                        Director

Jeanne Falletta                    44                   Secretary and Director

Alain Le Guillou, M.D.             44                   Director

James B. Frakes                    45                   Director

Debra Riggs                        48                   Director


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

Harold Rashbaum, age 74, has been the President, Chief Executive Officer,
Chief Financial Officer and a Director of the Company since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves, Inc. ("Breaking Waves"), a New York company which is a wholly-owned subsidiary of the Company. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of the Company. Since September 1996, Mr. Rashbaum has been the Chairman of the Board of Directors of Play Co. Toys & Entertainment Corp. ("Play Co."), a public entity whose Common Stock, Series E Stock and Series E Warrants are quoted on the over-the-counter market on the OTC Bulletin Board. Mr. Rashbaum was a management consultant to Play Co. from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys International, Inc. ("Toys"), a majority-owned subsidiary of Play Co. whose Common stock is traded on the SMAX segment of the Frankfurt Stock Exchange. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon Country, Inc. ("Play Co. Toys Canyon") each filed for protection under Chapter 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder.

Jeanne Falletta, age 44, was elected a director of the Company in May 2000 and has been its Secretary since February 2000. Since October 1997, Ms. Falletta has been the controller of Breaking Waves where she has been employed since February 1997, initially having been hired as a bookkeeper. From January 1996 to February 1997, Ms. Falletta consulted with various companies as a freelance accountant.

Alain Le Guillou, M.D., age 44, has been a Director and a consultant of the Company since 1996. Since July 1995, Dr. Le Guillou has been a doctor of pediatrics at Montefiore Medical Group. Until recently, Dr. Le Guillou was the son-in-law of Harold Rashbaum.

James Frakes, age 45, has been a Director of the Company since January 1998 and was appointed Chairman of the Company's Audit Committee in June 2000. Since May 2001, Mr. Frakes has been Chief Financial Officer of NTN Communications, Inc. a public company whose common stock trades on the American Stock Exchange. From July 1997 to May 2001, Mr. Frakes served as Chief Financial Officer and Secretary of Play Co. In August 1997, he was elected as a Director of Play Co. In January 1998, Mr. Frakes was appointed Secretary and Chief Financial Officer of Toys. He was elected as a Director of Toys in May 1998. On March 28, 2001,

Play Co., Toys and Play Co. Toys Canyon each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. From June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc. ("UTI") and two of its subsidiaries, Polymer Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions.

Debra Riggs, age 48, has been a Director of the Company since June 2000 when she was also appointed to the Company's Audit Committee. In September 2001, Ms. Riggs joined Premier Food Services Incorporated as a branch controller. Ms. Riggs was the Controller of Play Co. since February, 1999 until September 2001. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon each filed for protection under Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. From June, 1998 through January, 1999, Ms. Riggs was Controller of National Customer Engineering, a private company. Prior to NCE, Ms. Riggs was Assistant Controller of Factory 2-U Inc., a public company with over 200 retail stores in the business of selling discount clothing.

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

No person ("a Reporting Person") who during the year ended June 30, 2002 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16 of the Act except that, to the Company's knowledge, each of Mr. Michael Friedland and Ms. Falletta and Riggs, all directors of the Company, filed their Forms 3 late in March 2001. In addition, to the Company's knowledge, Mr. Rashbaum and Mr. Di Milia (a former officer of the Company) did not file Forms 4 or Forms 5, and EVC did not file a Form 5 for the year ended December 31, 1999. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash And Certain Other Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2002, December 31, 2000 and 1999 and the six month period ended June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                         Long-Term Compensation
                                                                           Awards                      Payouts
                                                         Other                       Securities
                                                         Annual       Restricted     Underlying                   All Other
                                                         Compen-      Stock          Options/        LTIP         Compen-
Name and Principal                 Salary      Bonus     sation       Award(s)       SARs            Payouts      sation
Position                  Year     ($)         ($)       ($)          ($)            (#)             ($)          ($)
Harold Rashbaum
  President,  CEO, CFO
  And Director            2002     115,929     --        --           --             --              --           --
                          2001      70,000(1)  --        --           --             --              --           --
                          2000     160,000     --        --           --             --              --           --
========================= ======== =========== ========= ============ ============== =============== ============ ============

(1) Mr. Rashbaum received $70,000 of salary during the six month period ended June 30, 2001.

(2) Represents an aggregate of 44,000 shares of Common Stock underlying options exercisable at $1.38 per share, granted in April 1999.

Stock Options

The following table contains information regarding options to purchase Common Stock held at June 30, 2002 and June 31, 2001 by the Company's executive officer named in the Executive Compensation Table above.




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

========================= =============== =============== ================ ================ ================ ==================


(1) No options were exercised in the year ended June 30, 2002, the six month period ended June 30, 2001 or the years ended December 31, 1999 or 2000.

(2) Represents an aggregate of 88,000 shares of Common Stock underlying options granted in March 1997 under the Company's Senior Management Incentive Plan, currently exercisable at $1.46 per share, and an aggregate of 44,000 shares of Common Stock underlying options granted in April 1999, currently exercisable at $1.38 per share.

(3) The options had no value at either June 30, 2002 or June 30, 2001, since as of such dates the aggregate exercise price of the options exceeded the aggregate market value of the underlying shares (based on the closing sales prices of the Company's Common Stock.)

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

See "Management's Discussion and Analysis or Plan of Operations-Factoring Agreements-Century Business Credit Corporation" for a description of the Arc Consulting Agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 25, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or director nominee of the Company (iii) each executive officer of the Company for whom information is given in the Summary Compensation Table in this proxy statement and (iv) all officers and directors as a group. Except to the extent indicated in the footnotes to the following table or otherwise as specified in this Proxy Statement, each of the individuals/entities listed below possesses sole voting power with respect to the shares of Common Stock listed opposite his/its name.




            Name and Address                       Number of Shares            Percent of Common Stock Beneficially
        of Beneficial Owner (1)                 Beneficially Owned (1)                     Owned (1)(2)
        -----------------------                 ----------------------                     ------------


Fiduciara Biaggini
Via Vanoni # 6                                       5,075,120                              67.9%
Lugano, Switzerland
CH 6901 (3)

American Telecom Corp.
C/o MW Todtman McNamara Chamber
P.O. Box 47 Road Town                                   53,100(4)                             .71%
Tortola, BVI

Harold Rashbaum                                        252,000(5)                            3.4%

Jeanne Falletta                                           --                                   --

Alain Le Guillou, M.D.                                    --                                   --

James Frakes                                              --                                   --

Debra Riggs                                               --                                   --

All Officers and Directors as a Group                   252,000                              3.4%
(five persons)


* Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o Shopnet.Com, Inc., 112 West 34th Street, New York, New York 10120. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from September 25, 2001 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 7,472,244 shares of common stock outstanding as of September 25, 2002.

(2) Does not give effect to the issuance of (i) 3,379,200 shares of Common Stock issuable upon exercise of the 3,840,000 outstanding Warrants (the exercise of each warrant at an exercise price of $3.41 purchases .88 of a share of Common Stock) or (ii) 128,333 shares of Common Stock reserved for issuance under the Company's Senior Management Incentive Plan.

(3) Fiduciara Biaggini is a fiduciary company with an address at via Vanoni #6, Lugano, Switzerland CH 6901. Fiduciara Biaggini owns of record 5,075,120 shares of common stock. The Company believes that these shares are held trust for the benefit of other parties. The Company has contacted Fiduciara Biaggini in order to determine the ownership of the shares of common stock held of record by Fiduciara Biaggini. As of the date hereof, Fiduciara Biaggini has not responded to the Company's attempt to contact it.

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

(5) Includes an aggregate of 132,000 shares of Common Stock underlying options granted to Mr. Rashbaum, the Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer of the Company. See "Executive Compensation."

By virtue of Mr. Arbel's voting and dispositive control of shares of the Company owned by each of ATC (see footnote 4 above), Mr. Ilan Arbel may be deemed to beneficially own 0.71% of the Company's outstanding Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Breaking Waves' Loan and Security Agreement with Century Business Credit Corporation ("Century") dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit. Pursuant to the terms of a Reimbursement and Compensation Agreement ("Reimbursement and Compensation Agreement"), a trust ("Trust"), the beneficiary of which is the granddaughter of Harold Rashbaum, the Company's Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer, and the daughter of Mr. Arbel, a principal stockholder, provided the security underlying a letter of credit in the amount of $250,000 issued by a bank to replace a portion of a letter of credit previously provided by the Company. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and the issuing bank makes payment and then demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction.

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

In addition, Breaking Waves entered into a Reimbursement Agreement dated as of September 15, 2001 with Rivka and Yair Arbel ("RAYA") (Mr. Arbel's brother and sister-in-law), pursuant to which RAYA agreed to provide security to a bank in return for a letter of credit from such bank to Century in the amount of $300,000 reflecting the increase of security required by Century. RAYA agreed to continue such letter of credit for a period of ten years, absent any default. The Reimbursement Agreement includes reimbursement provisions in favor of the Trust in the event the letter of credit is called by Century and is paid by the bank. All of Breaking Waves obligations are guaranteed by Shopnet and secured by Shopnet's assets. As compensation, the Trust and RAYA are entitled, proportionally based on the total outstanding letters of credit, to a fee equal to one and one quarter percent (1 1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (1 3/4%) of net sales of Breaking Waves through September 30, 2011 ("RAYA L/C Fees"). Such amounts are payable forty-five days after the close of each fiscal quarter. In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. The following table summarizes the percentage due to each party, as noted above, as a percentage of net sales for the year ended June 30, 2002:

Raya            0.42   $ 38,820
ZAT             0.83     60,906
ARC             1.25     91,725
                ----   --------
Total           2.50   $183,451
                ====   ========
In August 2000, Breaking Waves received an $80,000 advance from Play Co. against future orders of merchandise. No orders were received against this advance and in December 2000 Breaking Waves repaid the full $80,000 to Play Co.

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

In October 1996, pursuant to a promissory note, the Company loaned Harold Rashbaum its President, Chief Financial Officer and Chief Executive Officer a total of $50,000 bearing interest at 6 1/2% payable over three years. As of June 30, 2001, the unpaid portion, which is due on demand, amounted to $37,000, which has been classified as current. In 1998, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

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

(b)  Form 8-K

(i) On January 25, 2002, the Company filed a Form 8-K disclosing the notification of The Nasdaq Stock Market, Inc of the withdrawal of its listing from the SmallCap Market and the commencement of trading on the trading on the OTC Bulletin Board.

(ii) On January 29, 2002, the Company filed a Form 8-K disclosing the dismissal of Massella Rubenstein LLP as its principal accountant and the engagement of Jerome Rosenberg CPA, P.C. as its principal accountant.

(c) The following exhibits which are designated by an asterisk (*) are to be filed by amendment. Exhibits not so designated previously were filed with the Securities and Exchange Commission with either (i) the Registration Statement on Form SB-2, file no. 333-5098-NY, (ii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post- Effective Amendment No. 1, (iii) the Registration Statement on Form SB-2, file no. 333-5098-NY, Post-Effective Amendment No. 2, or
(iv) such other documents as the Company has filed with the Securities and Exchange Commission. Pursuant to 17 C.F.R. 230.411, each exhibit filed by the Company is incorporated by reference herein.

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


10.31                    Lease for premises at 14 East 60th Street,  Room 402, New York, New York  (incorporated  by reference to the indicated  exhibit in the Company's  10-QSB for the quarter ended June 30,
                         1999)
10.32                    Option Agreement - Robb Peck McCooey Clearing
                         Corporation (incorporated by reference to the indicated
                         exhibit in the Company's 10-QSB for the quarter ended
                         September 30, 1999)
10.33                    License Agreement with Gottex Models Ltd, dated November 1, 2000
10.34                    Factoring Agreement with Century Business Credit Corp. dated September 12, 2000
10.35                    Supplement to factoring or Security  Agreement with Century  Business  Credit  Corporation, dated August 14, 2000
10.36                    Corporate  Guaranty  unlimited  between Century  Business  Credit  Corporation and ShopNet, dated August 14, 2000
10.37                    Trademark  Collateral  Security  Agreement between Century Business Credit  Corporation and
                         Breaking Waves, dated August 14, 2000.
10.38                    Consulting Agreement with Larry Nash, Inc., dated August 5, 2000
10.39                    Lease  between 112 West 34th Street  Company,  as landlord,  and Breaking  Waves,  Inc., as tenant, dated August 8, 2001.
16.1                     Letter from Scarano & Tomaro,  P.C.  regarding  dismissal of Scarano & Tomaro,  P.C. as the
                         Company's  auditors  (incorporated  by reference to the indicated  exhibit in the Company's
                         Form 8-K/A filed on November 24, 1998)
16.2                     Letter from Massella Rubenstein LLP   regarding  dismissal of Massella Rubenstein LLP as the
                         Company's  auditors  (incorporated  by reference to the indicated  exhibit in the Company's
                         Form 8-K filed on January 29, 2002)
21.1                     Subsidiaries of the Registrant
99.1                     Certification of the Chief Executive Officer of ShopNet.com, Inc. Pursuant to 18 U.S.C. Section 1350,
                         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2                     Certification of the Chief Financial Officer of ShopNet.com, Inc., Pursuant to 18 U.S.C. Section 1350,
                         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 11th day of October, 2002.

                                ShopNet.Com, Inc.





By: /s/ Harold Rashbaum
       -----------------------------------------
        Harold Rashbaum
        Chairman of the Board, Chief Executive
        Officer, Chief Financial Officer and
        President



Pursuant to the requirements of the Securities Act of 1933 as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.




/s/ Harold Rashbaum                         Chairman of the Board,
    Harold Rashbaum                         Chief Executive Officer,               10/11/02
                                            Chief Financial Officer                Date
                                            President, and Director

/s/ Jeanne Falleta                          Secretary and Director                 10/11/02
    Jeanne Falletta                                                                Date


    Alain Le Guillou, M.D.                  Director                               Date


/s/ James B. Frakes                         Director                               10/11/02
    James B. Frakes                                                                Date

/s/ Debra Riggs                             Director                               10/11/02
    Debra Riggs                                                                    Date
