Form 10QSB
period 2002-09-30
SHOPNET COM INC
filed 2002-11-14
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28690
                                SHOPNET.COM, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                                  13-3871821
------------------------------------                           ----------------------------------
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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 par value: 7,472,244 shares outstanding as of November 4, 2002.

                       SHOPNET.COM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                                                                     Page
                                                                                                                             Number
                                                                                                                           ---------
Item I.             FINANCIAL STATEMENTS

                    Consolidated balance sheets as of September 30, 2002 (unaudited) and June 30, 2002 (audited)                3

                    Consolidated statements of operations and comprehensive income (unaudited) for the three months
                    ended September 30, 2002 and September 30, 2001 (unaudited)                                                 4

                    Consolidated statements of stockholders' equity for the three months ended September 30, 2002
                    (unaudited)                                                                                                 5

                    Consolidated statements of cash flows for the three months ended September 30, 2002 and September
                    30, 2001 (unaudited)                                                                                        6

                    Notes to consolidated financial statements                                                                  7

Item 2.             MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       20

Item 3.             Controls and Procedures                                                                                    28

PART II.            OTHER INFORMATION


                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   As of September 30, 2002 and June 30, 2002

                                                           ASSETS                                 Sept. 30,       June 30,
                                                                                                    2002            2002
                                                                                                 -----------    -----------
                                                                                                 (unaudited)     (audited)
Current assets:
     Cash ....................................................................................   $     4,541    $     3,309
     Accounts receivable, net ................................................................        12,416         19,109
     Other receivables .......................................................................       107,507         88,118
     Inventory ...............................................................................       136,943        230,049
     Prepaid expenses ........................................................................       287,228        298,968
     Advances to officer .....................................................................        40,000         40,000
                                                                                                 -----------    -----------
                   Total current assets ......................................................       588,635        679,553
                                                                                                 -----------    -----------

     Property and equipment, net .............................................................        70,268         70,044
     Film production and distribution costs, net .............................................     1,204,728      1,204,728
     Costs in excess of net assets of business acquired ......................................       727,261        727,261
     Investments in movie ventures ...........................................................       246,399        246,399
     Deferred tax asset-non-current ..........................................................       224,240        224,240
     Other assets ............................................................................        27,078         27,078
                                                                                                 -----------    -----------
                                                                                                   2,499,974      2,499,750
                                                                                                 -----------    -----------

                   Total assets ..............................................................   $ 3,088,609    $ 3,179,303
                                                                                                 -----------    -----------

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Due to factor ...........................................................................   $ 1,188,032    $   690,595
     Accounts payable ........................................................................       216,342        280,003
     Accrued expenses ........................................................................        36,750          4,782
     Capital lease obligations ...............................................................         2,918          3,938
     Other taxes payable .....................................................................         2,891          2,214
     Deferred tax liability ..................................................................         5,188          5,188
                                                                                                 -----------    -----------
                   Total current liabilities .................................................     1,452,121        986,720
                                                                                                 -----------    -----------

                   Total liabilities .........................................................     1,452,121        986,720
                                                                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 7,472,244 shares issued and outstanding at September 30, and June 30, 2002
                                                                                                       7,472          7,472
     5% Convertible debentures ...............................................................        15,000           --
     Capital in excess of par value ..........................................................     6,638,852      6,638,852
     Accumulated deficit .....................................................................    (5,024,836)    (4,453,741)
                                                                                                 -----------    -----------

                   Total stockholders' equity ................................................     1,636,488      2,192,583
                                                                                                 -----------    -----------

     Total liabilities and stockholders' equity ..............................................   $ 3,088,609    $ 3,179,303
                                                                                                 ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      Consolidated Statement Of Operations And Comprehensive Income (Loss)
             For The Three Months Ended September 30, 2002 And 2001
                                   (unaudited)

                                                                           Sept. 30,     Sept. 30,
                                                                             2002          2001
                                                                         -----------    -----------

Net sales ............................................................   $    19,807    $   365,113

Cost of sales ........................................................       101,447        405,322
                                                                         -----------    -----------

Gross loss ...........................................................       (81,640)       (40,209)
                                                                         -----------    -----------

Expenses:
    Selling, general, and administrative expenses ....................       466,268        470,829
    Amortization of costs in excess of net assets of business acquired          --           17,738
                                                                         -----------    -----------

Total expenses .......................................................       466,268        488,567
                                                                         -----------    -----------

Loss before other income (expenses) and provision for income taxes ...      (547,908)      (528,776)
                                                                         -----------    -----------

Other income (expenses):
    Equity in earnings (loss) of affiliate ...........................          --              (63)
    Rental income ....................................................          --            9,050
    Interest and finance expense .....................................       (23,187)       (61,574)
    Interest income ..................................................          --            9,599
                                                                         -----------    -----------

Total other income (expense) .........................................       (23,187)       (42,988)
                                                                         -----------    -----------

Loss before (benefit) provision for income taxes .....................      (571,095)      (571,764)
(Benefit) provision for income taxes .................................          --             --
                                                                         -----------    -----------

Net loss .............................................................      (571,095)      (571,764)

Other items of comprehensive (loss) income ...........................          --           (6,350)
                                                                         -----------    -----------

Comprehensive loss ...................................................      (571,095)   $  (578,114)
                                                                         -----------    -----------

Basic loss per share .................................................   $      (.08)   $      (.08)
                                                                         ===========    ===========

Diluted loss per share ...............................................   $      (.07)   $      --
                                                                         ===========    ===========

Weighted average number of shares outstanding ........................     7,472,244      7,472,244
                                                                         ===========    ===========

Weighted average number of common shares outstanding assuming dilution     7,869,069           --
                                                                         ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For The Three Months Ended September 30, 2002
                                   (unaudited)


                                                                                                         Accumulated
                                                                                Capital                    Other         Total
                                               Common Stock      Convertible  In Excess of  Accumulated  Comprehensive Stockholders'
                                           Shares      Amount    Debentures    Par Value      Deficit    Income (loss)  equity
                                        ----------- ----------   -----------   -----------   -----------    --------   -----------

Balances at June 30, 2002 ...........     7,472,244 $    7,472   $         0   $ 6,638,852   $(4,453,741)   $      0   $2,192,583

August 30, issuance of 5% convertible
  debentures ........................        15,000     15,000

Net loss (unaudited) ................          --          --            --            --       (571,095)       --       (571,095)
                                        ----------- ----------   -----------   -----------   -----------    --------   -----------
Balances at September 30, 2002 ......     7,472,244 $    7,472   $    15,000   $ 6,638,852   $(5,024,836)   $          $1,636,488
                                        =========== ==========   ===========   ===========   ===========    ========   ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement Of Cash Flows
             For The Three Months Ended September 30, 2002 And 2001
                                   (unaudited)

                                                                                           2002        2001
                                                                                        ---------    ---------
   Cash flows from operating activities:

      Net loss ......................................................................   $(571,096)   $(571,764)
                                                                                        ---------    ---------
      Adjustments to reconcile net income to net cash used in operating activities:
           Equity in loss of affiliate ..............................................        --             63
           Amortization and depreciation ............................................       5,570       24,621
   Decrease (increase) in:
           Cash-restricted ..........................................................        --         (2,754)
           Accounts receivable ......................................................       6,693      (11,816)
           Other receivables ........................................................     (19,389)      28,674
           Inventory ................................................................      93,106      401,096
           Prepaid expenses .........................................................      11,740        4,228
           Advances to officer ......................................................        --         (1,971)
   Increase (decrease) in:
           Due to factor ............................................................     497,437       80,774
           Accounts payable .........................................................     (63,660)      21,369
           Accrued expenses .........................................................      31,968       18,414
           Other taxes payable ......................................................         677         (743)
                                                                                        ---------    ---------

   Net cash used in operating activities ............................................      (6,954)      (9,809)
                                                                                        ---------    ---------

   Cash flows from investing activities:
      Acquisition of property and equipment .........................................      (5,794)     (10,315)
                                                                                        ---------    ---------

   Net cash used in investing activities ............................................      (5,794)     (10,315)
                                                                                        ---------    ---------

   Cash flows from financing activities:
   Issuance of  5% convertible debentures ...........................................      15,000         --
   Principal payments on capital leases .............................................      (1,020)      (4,320)
                                                                                        ---------    ---------

   Net cash used in financing activities ............................................      13,980       (4,320)
                                                                                        ---------    ---------

   Net increase (decrease) in cash ..................................................       1,232      (24,444)

   Cash, beginning of period ........................................................       3,309       24,703
                                                                                        ---------    ---------

   Cash, end of period ..............................................................   $   4,541    $     259
                                                                                        =========    =========

   Supplemental disclosure of cash flow information: cash paid during the period for:

           Interest .................................................................   $  22,495    $  61,574
                                                                                        =========    =========

           Income taxes .............................................................   $     345    $    --
                                                                                        =========    =========


     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 1-  ORGANIZATION

                  Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on September1, 1995 under the name of Hollywood Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com. Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally. As of June 30, 2001, Shopnet and all of its subsidiaries changed their financial year end from December 31st to June 30th .

NOTE 2-  INTERIM RESULTS AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three month periods ended September 30, 2002 and September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of Shopnet.com, Inc. and Subsidiaries as of June 30, 2002 and for the year then ended and notes thereto included in the Company's report on Form 10-KSB filed on October 14, 2002.

                  The Company in the quarter ended September 30, 2002 has implemented a number of initiatives which it believes will reduce its costs of operations and alleviate in the following nine months its working capital deficiency.

                  In December 2001, the Company consolidated all of its operations in the New York metropolitan region into one new facility (See Note 8(a)), creating a savings through synergies in office expense and decrease in rent and salaries. The Company has, also, recently refocused its sales efforts, to the extent possible, to eliminate unprofitable or low margin sales and has improved bookings for the current fiscal year.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Recently adopted accounting principles - Film accounting

                  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 139, the Company adopted Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films" during the three months ended September 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged to film costs, which was required under the previous accounting rules, SOP 00-2 also in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies. SOP 00-2 was adopted as of July 1, 2001, and had no effect on the Company's consolidated results of operations, financial position or cash flows.

b)       Recently issued accounting pronouncements

                  The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows except for the effect of adoptions of SFAS No. 142, " Goodwill and Other Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted the provisions of this new standard beginning with the first quarter of 2002.

c)       Earnings per share:

                  Basic earnings (loss) per share is computed by dividing net income (loss) income attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is similar to basic earnings (loss) share, except that the weighted average number of common shares is outstanding is increased to reflect the dilutive effect of potential common shares, such as the conversion of the 5% convertible debentures, as if they had been issued.

                  For the three months ended September 30, 2001, there is no computation of diluted earnings (loss) per share as the 5% convertible debentures had not been issued.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001



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

                  Effective for the year ended June 30, 2002, the Company adopted SFAS No. 142 (Goodwill and Other Intangible assets). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Goodwill is tested for impairment at the reporting unit level. Under SFAS No. 142, the fair value of a reporting unit is compared to its carrying amount, including its goodwill. If the book value (carrying amount) is below the fair value assessment, there will be no impairment or loss. If the fair value is below the book value (carrying amount), then the Company needs to perform a second test to determine the gap between the impaired fair value of goodwill and its carrying amount.

                  The Company had determined that no impairment existed as of September 30, 2002. Accordingly, the book value was not further written down.

NOTE 5-  INVESTMENTS IN MOVIE VENTURES

a)       Battle Studies

                  Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested $218,500 through September 30, 2002, for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

b)       The Girl

                  Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through September 30, 2002 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investments in Battle Studies and The Girl under the equity method. For the three months ended September 30, 2002 and the three months ended September 30, 2001, the Company recorded $0, and $63, in net equity losses, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 6-  MARKETABLE SECURITIES- AFFILIATE

                  Breaking Waves owned 1,270,000 unregistered common shares of Play Co. Toys & Entertainment Corp. ("Play Co."), a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves.

                  Breaking Waves' ownership  percentage was approximately
                  1.5% of Play Co. The investment in Play Co. was accounted for under the requirements of SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities." Under SFAS No. 115, the securities were considered available for sale and therefore the carrying value was based on the fair market value of the securities at September 30, 2002 and 2001 which amounted to $0, respectively.

                  The change in the fair market value of the securities during the periods were recorded as an unrealized gain or loss as a component of comprehensive income. The Company pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves entering into a new factoring agreement with Century Business Credit Corporation ("Century") and were therefore considered non-current (See Note 7).

                  On March 28, 2002 Play Co. filed for protection under Chapter Eleven of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

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

                  Pursuant to the terms of a Reimbursement and Compensation Agreement, a trust ("Trust"), the beneficiary of which is a relative of the Company's President and Chief Executive Officer ("CEO"), pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of a letter of credit previously pledged by the Company.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 7-  DUE TO FACTOR (continued)

                  On May 3, 2001, the Agreement with the Trust was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment , the Company entered into a guarantee agreement with Gal Capital Corp., whose President is a relative of the Company's President and CEO and a principal stockholder of the Company to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 1, 2001 and was subsequently amended on September 15, 2001.

                  On September 15, 2001, the Amended and Restated Reimbursement and Compensation Agreement was entered into further amending the agreement with the Trust, so that the letter of credit secured by the Trust was increased to $750, 000. The amended letter of credit expired on September 1, 2001 but was extended for another year. At the Company's option, the letter of credit can be extended for a period of nine years. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and / or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

                  On September 15, 2001, the Company entered into a Reimbursement Agreement with certain individuals ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral to secure Breaking Waves' Loan and Security Agreement with Century. Absent any default, the letter of credit will remain in effect for ten years. The Agreement is guaranteed by Shopnet under a separate Security Agreement dated September 15, 2001.

                  In exchange for the letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (13/4%) of net sales through September 30, 2011. In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,500, respectively. All future payments are payable forty five days after the close of each fiscal quarter. The fees are effective October 1, 2001.

                  In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services.

                  Pursuant tot he terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes ("Financing"), as well as consult with the Company with regard to its ongoing operations, promote sales of Breaking Waves' products and improving production.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001

NOTE 7-  DUE TO FACTOR (continued)

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

                   In October 2001, ARC received (I) a lump sum payment of
                  $209,500 reflecting full advance payment of the Base Fee and
                  (ii) $36,750 reflecting advance payment of the Arc Percentage Fee. The agreement with Arc expires September 30, 2011. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

                  The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the three months ended September 30, 2002.

                                                         % of
                                                      Net Sales           Amount
                                                    ---------------     ------------
                         RAYA                            0.58                $  115
                         ZAT                             1.16                   230
                         ARC                             1.75                   347
                                                    ---------------     ------------
                         Total                           3.49                $  692
                                                    ===============     ============

                  Interest expense related to the factor agreement totaled $22,472 and $51,372 for the three months ended September 30, 2002 and 2001, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of September 30, 2002, the net advances to Breaking Waves from Century amounted to $1,188,032.

NOTE 8-  COMMITMENTS AND CONTINGENCIES

a)       Lease commitments

                  Shopnet and Breaking Waves jointly share their administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84, 915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

                  The approximate annual future minimum rentals under non-cancelable operating lease signed by Breaking Waves are as follows:

                                For the fiscal year ended June 30:
                                2003                                                             $ 63,686
                                2004                                                               84,915
                                2005                                                               90,338
                                2006                                                               95,760
                                2007                                                               95,760
                                Thereafter                                                         23,940
                                                                                          -----------------
                                                                                          $       454,399
                                                                                          =================

                  Rent expense for the three months ended September 30, 2002 amounted to $25,598.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 8-  COMMITMENTS AND CONTINGENCIES (Continued)


b)       Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from three vendors, two in Indonesia (74%) and the other in the Republic of Korea (26%). Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the three months ended September 30, 2002 Breaking Waves had one customer, which comprised 71%, of net sales. For the three months ended September 30, 2001, Breaking Waves had 2 customers which compromised 85% of net sales.

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

d)       License agreements

                  During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models
                  (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $33,000 and $34,531 for the three months ended September 30, 2002 and 2001, respectively.

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

                  Through September 30, 2002, the Company had invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the three months ended September 30, 2002 and 2001, the Company derived no revenue from the motion picture and has not amortized film costs.

                  The Company had previously written down its film production and distribution costs in order to reduce the asset to its estimated net realizable value of $1,204,728.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 8-  COMMITMENTS AND CONTINGENCIES (continued)

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

                  On or about December 2001, a group of over 275 foreign plaintiffs commenced an action entitled Abeln v. Arbel, et. al in the United States District Court for the Southern District of New York naming the Company, along with over 30 other entities and individuals as defendants. The Company was never served with the summons and complaint, and could not discern if such service as effectuated. Thus, the Company was not yet a party to the suit.

                  In August, 2002, the Plaintiffs voluntarily dismissed this action.

NOTE 9-  STOCKHOLDERS' EQUITY

a)       Warrants

        i) Initially, each Warrant issued in the initial public offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2002. On August 31, 2002, the
                           Company extended the term of its warrants by 18 months, the Warrants will now expire on March 10, 2003. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company affected a one for three reverse split of the Company's common stock.

                           Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, January 200 10% common stock dividend and May 2000 20% common stock dividend the warrants have been cumulatively adjusted such that the exercise of each Warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE 9-  STOCKHOLDERS' EQUITY  (Continued)

b)       5% Convertible Debentures

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

                  On August 28, 2002, the Company received the sum of $15,000 representing payment for a subscription of $15,000 of the 5% Convertible Debentures as referenced above. On August 31st, $15,000 of these convertible debentures were issued by the Company. No additional 5 % convertible Debentures nor any 10% Non-Convertible Debentures have been issued.

                  At any time prior to or at the time of repayment of this Note by the Company, the Holder may elect to convert some or all of the principal and interest owing on this Note into shares of the Company's common stock, subject to the restrictions contained herein. The conversion rate shall equal the amount to be converted, divided by 30% of the average closing bid price of the common stock of the 90 trading days prior to the date of conversion. Such election to convert shall be evidenced by completion of the conversion notice and delivery of such notice to the Company. The Holder's right to convert the obligations due under this Note to common stock shall supercede the Company's right to repay such obligations in cash, subject to the restrictions contained herein.

                  The 5% convertible debentures were issued to Amigal Salit, Ltd., an Israeli Company controlled by the sister-in-law of a relative of the Company's President and CEO.

NOTE - 10         RELATED PARTIES TRANSACTIONS

a) For the three months ended September 30, 2002 financial consulting fees in the amount of $11,225, were paid to a corporation and an individual who are related to the Company's President and CEO.

b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at three and one-half percent (6 1/2) payable over three years. As of September 30, 2002, the unpaid portion amounted to $37,000, which has been classified as a current asset. Additionally, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing. The funds are due on demand and are classified as current.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001


NOTE - 11         SEGMENT INFORMATION

                  The Company's operations have been classified into two segments: swimwear sales and film productions. These operating segments were based on the nature of the projects and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision make in deciding how to allocate resources and assessing performance. The Company's CEO has been identified as the chief decision maker. The Company's chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flow of the respective segments.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001



NOTE - 11         SEGMENT INFORMATION (continued)

                  Information about the two segments is as follows:

                                                       Three months ended                    Three months ended
                                                       September 30, 2002                    September 30, 2001

                                                   Segment       Consolidated             Segment       Consolidated
                                                 -----------     ------------           -----------     ------------
   Sales:

      Swimwear sales .........................   $    19,807                            $   365,113
      Film production ........................          --                                      --
                                                 -----------                            -----------

Total sales ..................................                   $    19,807                            $   365,113
                                                                 ===========                            ===========

Operating income (loss):
      Swimwear sales .........................                  $  (296,069)                            $  (425,275)
      Film production ........................                         (600)                                   (641)
                                                                -----------                             -----------

Total operating income .......................                     (296,669)                               (425,916)
                                                                -----------                             -----------

Corporate:
      General and administrative expense .....                     (251,239)                                (85,122)
                                                                -----------                             -----------

      (Loss) equity in earnings of affiliate .                           --                                     (63)
      Amortization expense ...................                           --                                 (17,738)
      Interest income ........................                           --                                   9,599
      Interest and finance expense ...........                      (23,187)                                (61,574)
      Other ..................................                           --                                   9,050
                                                                -----------                             -----------

Loss before (benefit) provision for income tax
                                                                   (571,095)                               (571,764)
                                                                -----------                             -----------


(Benefit) provision for income tax ...........                           --                                      --
                                                                -----------                             -----------

Net (loss) income ............................                  $  (571,095)                            $  (571,764)
                                                                ===========                             ===========

Identifiable assets:
      Swimwear sales .........................                  $   417,222                             $   882,393
      Film productions .......................                    1,450,889                               1,451,104
      Corporate ..............................                    1,220,498                               1,725,958
                                                                -----------                             -----------

Total assets .................................                  $ 3,088,609                             $ 4,059,455
                                                                ===========                             ===========

                  Operating profit is total revenue less cost of sales and operating expenses and excludes general corporate expenses, interest expenses and income taxes. Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and investments.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2002 And 2001



NOTE - 12         SUBSEQUENT EVENTS

                  On November 6, 2002, the holder of the $15,000 Convertible Debentures ("Amigal Salit, Ltd.") elected to convert these notes into 595,238 shares of the Company's $.001 par value common stock. On November 8, 2002, the Company issued 595,238 shares to Amigal.

                  Upon this conversion, Amigal owns approximately 7.4% of the Company's outstanding common shares.

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

   General

          Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on September 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a new wholly-owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which it assigned its motion picture business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves, Inc. ("Breaking Waves"). Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its Initial Public Offering, it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear. As of June 30, 2002, the company changed its year end from December 31st to June 30th.

         The consolidated financial statements at September 30, 2002 and 2001 included the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

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

   Three months ended September 30, 2002 as compared to the three months ended September 30, 2001

         For the three months ended September 30, 2002 and 2001, the Company reported a consolidated net loss of $571,095 and $571,764.

   Breaking Waves

         For the three months ended September 30, 2002 and 2001, Breaking Waves generated net sales of $19,807 and $365,113, respectively, with related cost of sales amounting to $101,447 and $405,322, respectively. The decrease in sales amounting to $345,306, or approximately 95%, from 2001 to 2002 and the decrease in cost of sales of $303,875 or 75% from 2001 to 2002, was primarily attributable to the carry over of a significant amount of close out goods from the year ended June 30, 2001, which were partially sold during the three months ended September 30, 2001. Normally, the quarter ended September 30th is historically a seasonally slow sales period. In the quarter ended September 30, 2002 the Company did not have a significant amount of close out goods available for sales.

         The gross loss for the three months ended September 30, 2002 amounted to $81,640, or 412% of sales as compared to the three months ended September 30, 2001 during which it amounted to $40,209, or 11% of sales. The variance is primarily attributable to the effect of the establishment of a valuation allowance to the opening inventory as of July 1, 2002, which increased cost of sales in the quarter ended September 30, 2002.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended September 30:

                                                                                 2002          2001
                                                                              ----------   ----------

Officers, office staff, designer and  sales , salaries and related benefits   $ 139,713    $ 146,816

Commission expense ........................................................     (19,460)     (17,954)
Warehousing costs .........................................................       3,171        9,123
Royalty fees ..............................................................      33,000       39,531
Rent expense ..............................................................      25,598       22,803
Factor commissions ........................................................         472        4,801

Miscellaneous general corporate overhead expenses .........................     221,389      179,946

         Interest expense in connection with its factoring agreement amounted to $22,472 and $51,372 for the three months ended September 30, 2002 and 2001, respectively. The decrease is due to the a lower factor balance during the three months ended September 30, 2002.

         Breaking Waves owned 1,270,000 unregistered common shares ("Play Co. Shares") of Play Co. Toys & Entertainment Corp. ("Play Co.") a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves). Breaking Waves' ownership percentage was approximately 1.5% of Play Co.'s outstanding Common Stock. The investment in Play Co. was accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. " Under SFAS 115, the securities were considered available for sale and therefore the carrying value was based on the fair market value of the securities at September 30, 2002 and 2001 which amounted to $0, respectively. The change in the fair market value of the securities during the periods is recorded as an unrealized gain or loss as a component of comprehensive income. The company had pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves' factoring agreement with Century Business Credit Corporation ("Century") and were therefore considered non-current. On March 28, 2002, Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

   Breaking Waves recorded an unrealized (loss) gain of $0 and $6,350 for the three months ended September 30, 2002 and 2001, respectively, which has been recorded as a component of comprehensive income (loss) in the statements of operations.

           Breaking Waves generated net losses of $508,710 and $483,113, for the three months ended September 30, 2002 and 2001, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Hollywood

           On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

           For the three months ended September 30, 2002 and 2001, Hollywood generated no sales from its motion picture "Dirty Laundry". Although sales prior to and including the three months ended June 30, 2002 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that no further write downs were necessary as of September 30, 2002 and 2001, respectively. Hollywood generated a loss of $600 and $641 for the three months ended September 30, 2002 and 2001, respectively.

           Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

   Shopnet.com

         For the three months ended September 30, 2002, Shopnet generated no income. For the three months ended September 30, 2001, Shopnet generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

         Shopnet's selling, general, and administrative expense amounted to $61,786 and $85,029 for the three months ended September 30, 2002 and 2001. This represents a decrease of $23,243, or approximately 27%.

         The major components of the Company's expenses are as follows for the three months ended September 30:

                                                                                         2002              2002
                                                                                      -------------    --------------
         Salaries (officer and office staff) and stock compensation and related
             benefits                                                                     $33,445           $40,058
         Rent                                                                                  -             13,068
         Legal and professional fees                                                        2,798             7,750
         Consulting fees                                                                   14,475             6,000
         Other general corporate and administrative expense                                11,068            18,153

           Shopnet generated a net loss of $61,786 and $88,010 for the three months ended September 30, 2002 and 2001, respectively.

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Liquidity and Capital Resources

         At September 30, 2002, the Company's consolidated working capital deficit amounted to $863,486.

         At September 30, 2002, current assets consisted primarily of cash, receivables, inventory and prepaid expenses. The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2002, the Company did not have cash deposits in accounts in excess of Federal Deposit Insurance Corporation limits.

         On or about September 12, 2000, Breaking Waves entered into a factoring and revolving inventory loan and security agreement ("factoring agreement") with Century Business Credit Corporation ("Century") to sell its interest in all present and future receivables without recourse. Breaking Waves submits all sales offers to Century for credit approval prior to shipment, and pays a factoring commission of .75% of receivables sold

         Century retains from the amount payable to Breaking Waves a reserve for possible obligations such as customer disputes and possible credit losses on unapproved receivables. Breaking Waves may take advances of up to 85% of eligible receivables and up to 50% of the value of finished goods in inventory, with interest payable monthly at the rate of 1 3/4% over prime.

         Pursuant to the terms of a Reimbursement and Compensation Agreement, a trust ("Trust"), the beneficiary of which is a relative of the Company's President and Chief Executive Officer ("CEO"), pledged assets as collateral for securing a $250,000 letter of credit to replace a portion of a letter of credit previously pledged by the Company.

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

         On May 3, 2001, the Agreement with the Trust was amended so that the letter of credit secured by the Trust was increased to $400,000. As a condition of the amendment , the Company entered into a guarantee agreement with Gal Capital Corp., whose President is a relative of the Company's President and CEO to act as guarantor of the obligation to the Trust up to $400,000 in exchange for a fee of $42,500 which the Company paid on May 3, 2001. The amended letter of credit expired on September 1, 2001 and was subsequently amended on September 15, 2001.

         On September 15, 2001, the Amended and Restated Reimbursement and Compensation Agreement was entered into further amending the agreement with the Trust, so that the letter of credit secured by the Trust was increased to $750, 000. The amended letter of credit expired on September 1, 2001 but was extended for another year. At the Company's option, the letter of credit can be extended for a period of nine additional years. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and / or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         On September 15, 2001, the Company entered into a Reimbursement Agreement with certain individuals ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral to secure Breaking Waves' Loan and Security Agreement with Century. Absent any default, the letter of credit will remain in effect for ten years. The Agreement is guaranteed by Shopnet under a separate Security Agreement dated September 15, 2001.

         In exchange for the letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (13/4%) of net sales through September 30, 2011. In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,500, respectively. All future payments are payable forty five days after the close of each fiscal quarter. The fees are effective October 1, 2001.

         In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten year term to provide financial consulting services. Pursuant tot he terms of a consulting agreement ("ARC Consulting Agreement"), ARC was retained to assist the Company in the acquisition of financing to acquire inventory and for other corporate purposes ("Financing"), as well as consult with the Company with regard to its ongoing operations, promote sales of Breaking Waves' products and improving production. Pursuant to the terms of the ARC Consulting Agreement, the Company and Breaking Waves agreed to compensate ARC (i) an annual fee of $20,000 ("Base Fee") and (ii) a percentage of annual net sales in the amount of 1-1/4% through June 30, 2002 and 1-3/4% of net sales for each year of the term thereafter through September 30, 2011 ("ARC Percentage Fee"), payable 45 days after the closing of each fiscal quarter.

         In October 2001, ARC received (I) a lump sum payment of $209,500 reflecting full advance payment of the Base Fee and (ii) $36,750 reflecting advance payment of the Arc Percentage Fee. The agreement with Arc expires September 30, 2011. The Company and Breaking Waves are entitled to terminate the ARC Consulting Agreement any time after September 30, 2006, in which event all prepaid fees are forfeited.

         The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the three months ended September 30, 2002.

                                                 % of
                                               Net Sales          Amount
                                            ---------------    ------------
                  RAYA                           0.58          $      115
                  ZAT                            1.16                  230
                  ARC                            1.75                  347
                                            ---------------    ------------
                  Total                          3.49          $      692
                                            ===============    ============

         Interest expense related to the factor agreement totaled $22,472 and $51,372 for the three months ended September 30, 2002 and 2001, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of September 30, 2002, the net advances to Breaking Waves from Century amounted to $1,188,032.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company anticipates that its current available cash will be sufficient for the next twelve months and does not anticipate any cash shortfalls. The Company expects its indebtedness to Century to increase to more than $3 million during the months of September 2002 through January 2003 as it builds-up its inventory for its peak season. Although there can be no assurance that interest rates will remain at their current low levels, based on the Company's anticipated borrowings in the current fiscal year, the Company believes that recent reductions in borrowings and interest rates will generate additional savings of approximately $60, 000 in the current fiscal year.

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

         The Company accounts for the investment in Battle Studies on the equity method. For the three months ended September 30, 2002 and 2001, the Company, recorded $0 and $63, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of September 30, 2002.

         On October 12, 2001, Battle Studies entered into a distribution agreement with Raven Pictures International ("Raven Pictures") to distribute Battle Studies' motion picture ("Macheavelli Rises") to foreign countries. Battle Studies has granted rights under the agreement for the theatrical, video, non-theatrical and television markets. The term of the agreement is for twenty-four months for all portions of territory outside of the United States and English speaking Canada. Battle Studies expects to realize 75% (which is net of a 25% fee to Raven Pictures) of the expected estimated gross revenues derived from foreign countries less $20,000 for marketing and advertising expense.

         On January 17, 2002, Battle Studies entered into a distribution agreement with KOAN to distribute and promote Battle Studies' motion picture ("Machiavelli Rises") in the United States and Canada. Battle Studies has granted rights under the agreement for free TV, pay TV, cable, satellite, video and DVD markets. The terms of the agreement is for twenty-four months and it will be automatically renewed unless KOAN receives a letter of cancellation at least thirty days prior to the date of termination or if sales have not exceeded $250,000 over the twenty-four month period. Battle studies expects to realize 70% (which is net of a 30% fee to KOAN) of the expected estimated gross revenues derived from the United States and Canada less $5,000 per year for promotional costs.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Girl, LLC

         Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl", Hollywood invested through September 30, 2002, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

         Hollywood accounts for the investment in The Girl LLC under the equity method. The Company's initial investment of $35,000 was cumulatively reduced by its proportionate share of losses in the amount of $1,298 recorded under the equity method. As of September 2002, the investment in The Girl, LLC, was $33,702.

   Lease Commitments

         Shopnet and Breaking Waves jointly share their administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84, 915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

         The approximate annual future minimum rentals under non-cancelable operating lease signed by Breaking Waves are as follows:

         For the fiscal year ended June 30:
         2003                                                             $ 63,686
         2004                                                               84,915
         2005                                                               90,338
         2006                                                               95,760
         2007                                                               95,760
         Thereafter                                                         23,940
                                                                   -----------------
                                                                      $    454,399
                                                                   =================

         Rent expense for the three months ended September 30, 2002 amounted to $25,598.

   License Agreement

         During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $33,000 and $34,531 for the three months ended September 30, 2002 and 2001, respectively.

   ITEM 3.        CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities And Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

     99.1 Certification by Harold Rashbaum, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SHOPNET.COM, INC.


                                         By: /s/ Harold Rashbaum
                                                 Harold Rashbaum, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


Dated: November 14, 2002

                                  CERTIFICATION


      I, Harold Rashbaum, certify that:

1. I have reviewed this quarterly report of Form 10-QSB of Shopnet.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made know to me by other within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002



  /s/ Harold Rashbaum
      Harold Rashbaum
      Chief Executive Officer
      Chief Financial Officer
                                      -29-