Form 10QSB
period 2002-12-31
SHOPNET COM INC
filed 2003-02-19
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

            112 West 34th Street, Suite 902, New York, New York 10120
                    (Address of Principal Executive Offices)

                                 (212) 967-8303
                (Issuer's Telephone Number, Including Area Code)

               14 East 60th Street, Suite 402, New York, NY 10022
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 par value: 8,067,462 shares outstanding as of February 13, 2003.

                       SHOPNET.COM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                                                                      Page
                                                                                                                              Number
                                                                                                                            --------
Item 1.             FINANCIAL STATEMENTS

                    Consolidated balance sheets as of December 31, 2002 (Unaudited) and June 30, 2002                            3

                    Consolidated statements of operations and comprehensive income (Unaudited) for the six months and
                    three months ended December 31, 2002 and December 31, 2001                                                   4

                    Consolidated statements of stockholders' equity for the six months ended December 31,
                    2002(Unaudited)                                                                                              5

                    Consolidated statements of cash flows for the six months ended December 31, 2002 and December 31,
                    2001 (Unaudited)                                                                                             6

                    Notes to consolidated financial statements (Unaudited)                                                       7

Item 2.             MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        19

Item 3.             CONTROLS AND PROCEDURES                                                                                     31

PART II.            OTHER INFORMATION                                                                                           32

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    As of December 31, 2002 and June 30, 2002

                                                                                                   Dec. 31         June 30,
                                                                  ASSETS                            2002            2002
                                                                                                 -----------    -----------
                                                                                                 (Unaudited)      (Audited)
Current assets:
     Cash ....................................................................................   $    11,624    $     3,309
     Accounts receivable, net ................................................................        85,928         19,109
     Other receivables .......................................................................          --           88,118
     Inventory ...............................................................................     3,954,116        230,049
     Prepaid expenses ........................................................................       348,963        298,968
     Advances to officer .....................................................................        40,000         40,000
                                                                                                 -----------    -----------
                   Total current assets ......................................................     4,440,631        679,553
                                                                                                 -----------    -----------

     Property and equipment, net .............................................................        83,668         70,044
     Film production and distribution costs, net .............................................     1,204,728      1,204,728
     Costs in excess of net assets of business acquired ......................................       727,261        727,261
     Investments in movie ventures ...........................................................       246,399        246,399
     Deferred tax asset-non-current ..........................................................       224,240        224,240
     Other assets ............................................................................        27,306         27,078
                                                                                                 -----------    -----------
                                                                                                   2,513,602      2,499,750
                                                                                                 -----------    -----------
                   Total assets ..............................................................   $ 6,954,233    $ 3,179,303
                                                                                                 -----------    -----------

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Due to factor ...........................................................................   $ 3,398,122    $   690,595
     Loan payable ............................................................................        50,000           --
     Accounts payable ........................................................................     1,835,963        280,003
     Accrued expenses ........................................................................         5,916          4,782
     Capital lease obligations ...............................................................        16,544          3,938
     Other taxes payable .....................................................................         1,723          2,214
     Deferred tax liability ..................................................................         5,938          5,188
                                                                                                 -----------    -----------
                   Total current liabilities .................................................     5,314,206        986,720
                                                                                                 -----------    -----------

                   Total liabilities .........................................................     5,314,206        986,720
                                                                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 8,067,462 shares issued and outstanding at December 31, 2002 and 7,472,224 shares issued and outstanding at June
       30, 2002 ..............................................................................         8,067          7,472
     Capital in excess of par value ..........................................................     6,653,257      6,638,852
     Accumulated deficit .....................................................................    (5,021,297)    (4,453,741)
                                                                                                 -----------    -----------

                   Total stockholders' equity ................................................     1,640,027      2,192,583
                                                                                                 -----------    -----------

     Total liabilities and stockholders' equity ..............................................   $ 6,954,233    $ 3,179,303
                                                                                                 ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                             Six Months Ended            Three Months Ended
                                                       -------------------------------------- -----------------
                                                         Dec. 31,        Dec. 31,       Dec. 31,       Dec. 31,
                                                           2002           2001            2002           2001
                                                       -----------    -----------    -----------    -----------

Net sales ..........................................   $   750,678    $ 1,700,705    $   730,871    $ 1,335,592

Cost of sales ......................................       247,239      1,098,622        145,792        693,300
                                                       -----------    -----------    -----------    -----------

Gross profit .......................................       503,439        602,083        585,079        642,292
                                                       -----------    -----------    -----------    -----------

Expenses:
Selling, general, and administrative ...............       981,746        979,147        515,479        508,318
Amortization of costs in excess of net assets of
    business acquired ..............................          --           35,476           --           17,738
                                                       -----------    -----------    -----------    -----------

Total expenses .....................................       981,746      1,014,623        515,479        526,056
                                                       -----------    -----------    -----------    -----------

Income (loss) before other income (expenses) and
provision for income taxes .........................      (478,307)      (412,540)        69,600        116,236
                                                       -----------    -----------    -----------    -----------

Other income (expenses):
Equity in earnings (loss) of affiliate .............          --              (63)          --             --
Rental income ......................................          --            9,050           --             --
Interest and financial expense .....................       (90,185)      (155,919)       (66,998)       (94,345)
Interest income ....................................           936         10,933            936          1,334
                                                       -----------    -----------    -----------    -----------

Total other income (expense) .......................       (89,249)      (135,999)       (66,062)       (93,011)
                                                       -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes
                                                          (567,556)      (548,539)         3,538         23,225

Provision (benefit) for income taxes ...............          --             --             --             --
                                                       -----------    -----------    -----------    -----------

Net income (loss) ..................................      (567,556)      (548,539)         3,538         23,255
                                                       -----------    -----------    -----------    -----------

Other items of comprehensive (loss) income
                                                              --           (6,350)          --             --
                                                       -----------    -----------    -----------    -----------

Comprehensive loss .................................   $  (567,556)   $  (554,889)   $     3,538    $    23,225
                                                       -----------    -----------    -----------    -----------

Basic:
Net loss per share .................................   $     (.074)   $      (.07)   $     .0004    $      .003
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding
                                                         7,670,637      7,472,224      7,869,049      7,472,224
                                                       ===========    ===========    ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For The Six Months Ended December 31, 2002
                                   (Unaudited)

                                                                           Additional                       5%           Total
                                                      Common Stock          Paid-in      Accumulated   Convertible    Stockholders'
                                                Shares         Amount       Capital       Deficit       Debentures      equity
                                              -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 2002 (Audited) .......     7,472,224   $     7,472   $ 6,638,852   $(4,453,741)   $      --      $ 2,192,583

August 28, 2002, issuance of 5% Convertible
debentures ................................          --            --            --            --      $    15,000         15,000

Nov. 6, 2002-Conversion of debentures into
595,238 shares ............................       595,238           595        14,405      (567,556)       (15,000)      (567,556)

Net loss (Unaudited)

                                              -----------   -----------   -----------   -----------    -----------    -----------
Balances at December 31, 2002 .............   $ 8,067,462   $     8,067   $ 6,653,257   $(5,021,297)   $      --      $ 1,640,027
                                              ===========   ===========   ===========   ===========    ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               For The Six Months Ended December 31, 2002 And 2001
                                   (Unaudited)

                                                                                         Dec. 31,       Dec. 31,
                                                                                           2002           2001
                                                                                      -----------    -----------
Cash flows from operating activities:
   Net loss .......................................................................   $  (567,556)   $  (548,539)
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in loss of affiliate ...............................................          --               63
        Amortization and depreciation
                                                                                           13,326         31,665
Decrease (increase) in:
        Accounts receivable .......................................................       (66,819)        (5,186)
        Other receivables .........................................................        88,118         62,734
        Inventory .................................................................    (3,724,067)    (2,575,203)
        Prepaid expenses ..........................................................       (49,995)      (256,220)
        Advances to officer .......................................................        (1,971)        (1,971)
        Other assets ..............................................................         1,743            (71)
Increase (decrease) in:
        Due to factor .............................................................     2,707,527      1,147,472
        Accounts payable ..........................................................     1,555,960      1,121,032
        Accrued expenses ..........................................................         1,134         57,997
        Deferred liability ........................................................           750           --
        Other taxes payable .......................................................          (491)          (467)
                                                                                      -----------    -----------

Net cash used in operating activities .............................................       (42,341)      (966,694)
                                                                                      -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment ..........................................       (26,950)       (17,801)
                                                                                      -----------    -----------

Net cash used in investing activities .............................................       (26,950)       (17,801)
                                                                                      -----------    -----------

Cash flows from financing activities:
  Principal payments on capital leases ............................................        (5,057)        (8,750)
  Issuance of new capital leases ..................................................        17,663           --
  Issuance of convertible debentures ..............................................        15,000           --
  Loans Payable ...................................................................        50,000           --
                                                                                      -----------    -----------

Net cash used in financing activities .............................................        77,606         (8,750)
                                                                                      -----------    -----------

Net decrease in cash and restricted cash ..........................................         8,315       (993,245)

Cash and restricted cash, beginning of period .....................................         3,309        994,285
                                                                                      -----------    -----------

Cash and restricted cash, end of period ...........................................   $    11,624    $     1,040
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information: cash paid during the period for :

        Interest ..................................................................   $    90,185    $   155,919
                                                                                      ===========    ===========
        Income taxes ..............................................................   $      --      $      --
                                                                                      ===========    ===========

     The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1-  ORGANIZATION

               Shopnet.com,   Inc.   ("Shopnet"  or  the   "Company")   was
               incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com. Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally. As of June 30, 2002, Shopnet and all of its subsidiaries changed their financial year end from December 31 to June 30.

NOTE 2-  INTERIM RESULTS AND BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements as of December 31, 2002 and for the six month periods ended December 31, 2002 and December 31, 2001 and for the three month periods ended December 31, 2002 and December 31,2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the six month periods ended December 31, 2002 and December 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

               Certain  information  and  footnote   disclosures   normally
               included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of Shopnet.com, Inc. and Subsidiaries as of June 30, 2002 and for the year then ended and notes thereto included in the Company's report on Form 10-KSB filed on October 15, 2002.

               The Company in the quarter ended December 31, 2002 has implemented a number of initiatives which it believes will reduce its costs of operations and alleviate in the following six months its working capital deficiency. In particular, the Company believes that the repayment of its indebtedness to Century (See
               Note 7) and the recent reductions in interest rates will reduce interest expense.

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

NOTE 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Recently adopted accounting principles - Film accounting

               Pursuant to SFAS no. 139, the Company adopted Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films" during the six months ended December 31, 2002. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television products to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged to film costs, which was required under the previous accounting rules, SOP 00-2 also in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies. SOP 00-2 was adopted as of July 1, 2002, and had no effect on the Company's consolidated results of operations, financial position or cash flows.

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

               Effective for the year ended June 30, 2002, the Company adopted FAS 142 "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Goodwill is tested for impairment at the reporting level. Under FAS 142, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the book value (carrying amount) is below the fair value assessment, there will be no impairment or loss. If the fair value is below the book value (carrying amount), the Company needs to perform a second test to determine the gap between the impaired fair value of goodwill and its carrying amount.

               The Company had determine that no impairment existed as of December 31, 2002. Accordingly, the book value was not further written down.

NOTE 5-  INVESTMENTS IN MOVIE VENTURES

a)       Battle Studies

               Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through December 31, 2002, $217,500 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies is accounted for as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

b)       The Girl

               Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through December 31, 2002 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

               The Company accounts for the investments in Battle Studies and The Girl under the equity method. For the six months ended December 31, 2002 and 2001, the Company recorded no equity losses from these investments.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6-  MARKETABLE SECURITIES- AFFILIATE

               Breaking Waves owned 1,270,000 unregistered common shares of Play Co. Toys & Entertainment Corp. ("Play Co."), a toy retailer and a publicly traded company whose Chairman of the Board was also the President of Shopnet and Breaking Waves.

               Breaking Waves' ownership percentage was approximately 1.5% of Play Co. The investment in Play Co. was accounted for under the requirements of SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities." Under SFAS 115, the securities were considered available for sale and therefore the carrying value was based on the fair market value of the securities at December 31, 2002 and 2001 which amounted to $0 as of both dates.

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

               Century Business Credit Corporation

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

               On   September   15,   2001,   the  Amended   and   Restated
               Reimbursement and Compensation Agreement was entered into and further amended the agreement with the Trust, so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expired on September 1, 2002 but can be extended year to year at the Company's option for a period of ten years. On September 1, 2002, the letter of credit was extended. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and / or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

               In   December   2002,   Breaking   Waves   entered   into  a
               Reimbursement and Compensation Agreement with TERE, S.A., a Swiss entity. As a consequence of Century being unwilling to grant credit to Breaking Waves unless it received one or more letters of credit satisfactory to it as well as cash collateral to partially secure the line of credit in such amounts as it deems appropriate, the Trust reduced the letter of Credit secured by it to $500,000. TERE, S.A. agreed to loan Breaking Waves the sum of $250,000 represented by a promissory note. The funds were deposited as cash collateral with Century to replace the reduced portion of the letter of credit secured by the Trust.

               All obligations under this agreement are guaranteed by the Company and are secured by a security interest in all of the Company's assets.

               As compensation, Breaking Waves paid all interest received from or credited to it by Century on the sums deposited pursuant to the Cash Collateral Agreement when received.

               The term of the loan is for ten years.

               ARC has agreed to pay to TERE, interest at the rate of 8% per annum on quarterly basis.

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

               The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the three months ended December 31, 2002:

                                             % of
                                           Net Sales            Amount
                                        ---------------

                  RAYA                       0.58                 $  4,353
                  ZAT                        1.16                    8,708
                  ARC                        1.75                   13,137
                                        ---------------     --------------

                                             3.49                 $ 26,198
                                        ===============     ==============

               Interest expense related to the factor agreement totaled $63,702 and $102,883 for the six months ended December 31, 2002 and 2001, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of December 31, 2002, the net advances to Breaking Waves from Century amounted to $3,398,122.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8-  NOTE PAYABLE

               On November 8, 2002, the Company borrowed the sum of $50,000 in the form of a promissory note from Amigal Salit, Ltd., an unrelated party. The note which is non-interest bearing is due on or before August 15, 2003.

               On the same date, the Company entered into an agreement with
               ARC Financial Corporation, whereby the Company using the proceeds received from Amigal Salit, Ltd., agreed to pay $50,000 as an advance against fees to be owed by Breaking Waves to ARC Financial Corporation in connection with Breaking Waves obligation to pay certain fees to ARC as part of a consulting agreement as described in Note 7 (b) herein. The consulting fees being paid in advance under this agreement are those fees which would become due and payable for the periods ending December 31, 2002 and March 31, 2003.

NOTE 9-  COMMITMENTS AND CONTINGENCIES

a)       Lease commitments

               Shopnet   and   Breaking    Waves    jointly   share   their
               administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84,915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

               The   approximate   annual  future  minimum   rentals  under
               non-cancelable operating lease signed by Breaking Waves are as follows:


For the fiscal year ended June 30:
      2003                              $ 63,686
      2004                                84,915
      2005                                90,338
      2006                                95,760
      2007                                95,760
Thereafter     23,940
             --------
             $454,399
             ========

               Rent expense for the six months ended December 31, 2002 and 2001 amounted to $53,188 and $68,127, respectively.

b)       Significant vendors and customers

               Breaking Waves purchases 100% of its inventory from three vendors, two in Indonesia (74%) and the other in the Republic of Korea (26%). Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the three months ended December 31, 2002 Breaking Waves had three customers, which comprised approximately 40%, of net sales. For the six months ended December 31, 2001, Breaking Waves had 2 customers which compromised 85% of net sales.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-  COMMITMENTS AND CONTINGENCIES

c)       Seasonality

               Breaking Waves' business is considered seasonal with a large portion of its revenues and profits being derived between December and April. Each year from April through October, Breaking Waves engages in the process of designing and manufacturing the following season's swimwear lines, during which time it incurs the majority of its production costs with limited revenues and also engages in the sale of product at negative gross margins to remove slow moving items and decrease its carrying cost.

d)       License agreements

               During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2001 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA)
               Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $86,680 and $42,611 for the six months ended December 31, 2002 and 2001, respectively.

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

               As of December 31, 2002, the Company invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the six months ended December 31, 2002 and 2001, the Company derived no revenue from the motion picture and amortized no film costs.

               For the six months ended December 31, 2002 and 2001 the Company has not written down its film production and distribution costs, as the carrying value of the asset equals its estimated net realizable value.

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


NOTE 10- STOCKHOLDERS' EQUITY

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

               Accordingly,  the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, the January 2001 10% common stock dividend and the May 2001 20% common stock dividend, the warrants have been cumulatively adjusted such that the exercise of each warrant at an exercise price of $3.41 purchases .88 of a share of common stock.

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

b)       5% Convertible Debentures

               On June 17, 2002, the Company appointed Alliance Long Term Capital Corp. as its placement agent in connection with the proposed private placement on a best "efforts basis" of up to $1,500,000 of 5% Convertible Debentures and up to $1,500,000 of 10% Non-Convertible Debentures. The term of this Agreement commenced on June 17, 2002 and shall terminate on the earlier of the completion of the Placement or can be terminated at any time after six months from June 17, 2002. The agreement was terminated on December 19, 2002.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10- STOCKHOLDERS' EQUITY (continued)

b)       5% Convertible Debentures (continued)

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

               On November 6, 2002, the holder of the $15,000 Convertible Debentures ("Amigal Salit, Ltd.") elected to convert these notes into 595,238 shares of the Company's $.001 par value common stock. On that date, the Company issued 595,238 common shares to Amigal.

               Upon this conversion, Amigal owns approximately 7.4% of the Company's outstanding common shares.


NOTE - 11         RELATED PARTIES TRANSACTIONS

a) For the six months ended December 31, 2002 and 2001 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $18,725 and $17,445, respectively.

b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of December 31, 2002, the unpaid portion amounted to $37,000, which has been classified as current. As of December 31, 2002, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

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

                                                                        Six Months Ended December 31,
                                                                    2002                                       2001
                                                   -------------------------------------    -------------------------------
                                                       Segment           Consolidated            Segment             Consolidated
                                                   ---------------    ------------------    -----------------     ------------------
  Sales:

         Swimwear sales                            $   750,678                              $  1,700,705
         Film production                                  -                                         -
                                                   ---------------                          -----------------

   Total sales                                                        $      750,678                              $     1,700,705
                                                                      ==================                          ==================

   Operating income (loss):
         Swimwear sales                                               $      504,039                              $      (187,260)
         Film production                                                        (600)                                        (600)
                                                                      ------------------                          ------------------

   Total operating income (loss)                                      $      504,039                              $        (187,860)
                                                                      ------------------                          ------------------

   Corporate:
         General and administrative expense                           $    (981,746)                              $        (189,204)
                                                                      ------------------                          ------------------

         (Loss) equity in earnings of affiliate                                  -                                              (63)
         Amortization expense                                                    -                                          (35,476)
         Interest income                                                        936                                          10,933
         Interest and finance expense                                       (90,185)                                       (155,919)
         Other                                                                   -                                            9,050
                                                                      ------------------                          ------------------

   Loss from operating before (benefit)                                    (567,556)                                       (548,539)

   Provision for income tax                                                      -                                               -
                                                                      ------------------                          ------------------

   Net (loss) income                                                  $    (567,556)                              $        (548,539)
                                                                      ==================                          ==================

   Identifiable assets:
         Swimwear sales                                               $   4,302,913                               $       3,604,624
         Film productions                                                 1,450,504                                       1,451,104
         Corporate                                                        1,200,816                                       1,228,942
                                                                      ------------------                          ------------------

   Total assets                                                       $   6,954,233                               $       6,284,670
                                                                      ==================                          ==================

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

   General

     Shopnet.com, Inc. ("Shopnet" or the "Company") was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a new wholly-owned subsidiary, Hollywood, to which it assigned its motion picture business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves. Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its IPO, it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear. As of June 30, 2002, the company changed its year end from December 31 to June 30.

     The  consolidated  financial  statements  at  December  31,  2002  and 2001 included the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

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

i)       Fair value disclosure at December 31, 2002 and June 30, 2002:

     The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

Three months ended December 31, 2002 as compared to the three months ended December 31, 2001

     For the three months ended December 31, 2002, the Company reported consolidated net income of $3,538 as compared to a consolidated income of $23,225 for the three months ended December 31, 2001.

Breaking Waves

     For the three months ended December 31, 2002 and 2001, Breaking Waves generated net sales of $730,871 and $1,335,592, respectively, with related cost of sales amounting to $145,792 and $693,300 respectively. The decrease in sales amounting to $604,721, or approximately 46%, from 2001 to 2002 was primarily attributable to the subsequent deferment on new orders into the next period.


     The gross profit for the three months ended December 31, 2002 amounted to $585,079, or 80% of sales as compared to the three months ended December 31, 2001 during which it amounted to $642,292, or 48% of sales.

     Selling, general, and administrative expenses during the three months ended December 31, 2002 and 2001 amounted to $515,479 and $404,277, respectively. The increase amounting to $111,202 or approximately 28%, is primarily attributable to an increase in selling expenses as a result of increased sales efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  major  components  of  the  Breaking  Waves  selling,   general,   and
administrative expenses are as follows for the three months ended December 31:

                                                                                                          2002                2001
                                                                                                    ----------------    ------------

          Officers, office staff, designer and  sales , salaries and related benefits                    $ 182,632       $169,966

          Commission expense                                                                                39,418         11,135
          Warehousing costs                                                                                 (5,340)        76,541
          Royalty fees                                                                                      63,680         13,080
          Rent expense                                                                                      27,590         25,814
          Factor commissions                                                                                 8,505          8,663

          Miscellaneous general corporate overhead expenses                                                198,994         99,078


     Interest expense in connection with its factoring agreement amounted to $66,998 and $51,461 for the three months ended December 31, 2002 and 2001, respectively. The increase is due primarily to an increase in sales orders which resulted in additional borrowings by Breaking Waves.

     Breaking Waves generated net income of $97,543 and a loss of $238,056 for the three months ended December 31, 2002 and 2001 respectively.

  Hollywood

     On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

     For the three months ended December 31, 2002 and 2001, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the six months ended June 30, 2002 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that no write down was necessary as of December 31, 2002 and 2001, respectively, Accordingly, Hollywood generated a loss of $600 each for the three months ended December 31, 2002 and 2001, respectively.

     Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Shopnet.com

     For the three months ended December 31, 2002, Shopnet generated no income. For the corresponding three month period ends December 31, 2001, it generated only minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

     Shopnet's selling, general, and administrative expense amounted to $71,271 and $104,082 for the three months ended December 31, 2002 and 2001. This represents a decrease of $32,811, or approximately 32%.

     The major components of the Company's expenses are as follows for the three months ended December 31:

                                                                                              2002               2001
                                                                                          ---------------    --------------
           Salaries (officer and office staff) and stock compensation and related benefits      $28,741           $30,586
           Rent                                                                                     -               6,442
           Legal and professional fees                                                           17,312            47,330
           Consulting fees                                                                        7,500             5,945
           Other general corporate and administrative expense                                    17,718            13,779

     Shopnet generated a net loss of $71,271 and $103,784 for the three months ended December 31, 2002 and 2001, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 for the period ended December 31, 2001.

Six months ended December 31, 2002 as compared to the six months ended December 31, 2001

     For the six months ended December 31, 2002 and 2001, the Company reported a consolidated net loss of $567,556 and $548,539 after an income tax expense of $0 and a tax benefit of $16,974 and a comprehensive net loss of $567,556 and $554,889, respectively.

Breaking Waves

     For the six months ended December 31, 2002 and 2001, Breaking Waves generated net sales of $750,678 and $1,700,715, respectively, with related cost of sales amounting to $247,239 and $1,098,622, respectively. The decrease in sales amounting to $950,027, or approximately 56%, from 2001 to 2002 was primarily attributable to the subsequent deferment of new orders into the next period.

     The gross profit for the six months ended December 31, 2002 amounted to $503,439, or 67% of sales as compared to the six months ended December 31, 2001 during which it amounted to $602,083, or 35% of sales. The increase in the gross profit percentage can be attributable to an increase in inventory of $582,375 at December 31, 2002 as compared to inventory on hand at December 31, 2001.

     Selling, general, and administrative expenses during the six months ended December 31, 2002 and December 31, 2001 amounted to $834,424 and $789,343, respectively. The increase amounted to $2,599 or less than 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  major  components  of  the  Breaking  Waves  selling,   general,   and
administrative expenses are as follows for the six months ended December 31:

                                                                                                          2002                2001
                                                                                                    ----------------    ------------

          Officers, office staff, designer and  sales , salaries and related benefits                  $   278,001        $ 246,138

          Commission expense                                                                                19,958           (6,819)
          Warehousing costs                                                                                 (2,169)          85,664
          Royalty fees                                                                                      96,680           52,611
          Rent expense                                                                                      53,188           48,617
          Factor commissions                                                                                 8,977           13,464

          Miscellaneous general corporate overhead expenses                                                379,789          349,668

     Interest expense in connection with its factoring agreement amounted to $63,702 and $102,833 for the six months ended December 31, 2002 and 2001, respectively. The decrease is due to a decrease in sales, as well as a reduction in the stated prime interest rate.

     Breaking Waves owns 1,270,000 unregistered common shares ("Play Co. Shares") of Play Co. Toys & Entertainment Corp. ("Play Co, " a toy retailer and a publicly traded company whose Chairman of the Board is also the President of Shopnet and Breaking Waves).

     Breaking Waves' ownership percentage is approximately 1.5% of Play Co.'s outstanding Common Stock. The investment in Play Co. is accounted for under the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. " Under SFAS 115, the securities are considered available for sale and therefore the carrying value is based on the fair market value of the securities at December 31, 2002 and 2001 which amounted to $0 and $337,000, respectively. The change in the fair market value of the securities during the periods is recorded as an unrealized gain or loss as a component of comprehensive income. The company has pledged such shares as collateral for a standby letter of credit in connection with Breaking Waves' factoring agreement with Century Business Credit Corporation ("Century") and the are therefore considered non-current.

     On March 28, 2001, Play Co. filed for protection under Chapter Eleven of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The filing was converted into a Chapter Seven filing on August 28, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Breaking Waves (continued

     Breaking Waves recorded an unrealized (loss) of $(6,350) for the six months ended December 31, 2001, which has been recorded as a component of comprehensive income (loss) in the statement of operations.

     Breaking Waves generated a net loss of $433,301 for the six months ended December 31, 2002 and a net loss of $187,860 for the six months ended December 31, 2001.


Hollywood

     For the six months ended December 31, 2002 and 2001, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the six months ended June 30, 2002 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that no write down was necessary as of December 31, 2002 and 2001, respectively, Accordingly, Hollywood generated a loss of $1,200 and $1,241 for the six months ended December 31, 2002 and 2001, respectively.

     Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

Shopnet.com

     For the six months ended December 31, 2002, Shopnet generated no income. For the six months ended December 31, 2001, it generated minimal income comprised of interest from its money market and other ancillary revenue from its corporate office.

     Shopnet's selling, general, and administrative expense amounted to $133,056 and $189,204 for the six months ended December 31, 2002 and 2001. This represents a decrease of $56,148, or approximately 30%.

     The major components of the Company's expenses are as follows for the six months ended December 31:

                                                                                           2002               2001
                                                                                        -------------     ------------
          Salaries (officer and office staff) and stock compensation and related
          benefits                                                                        $  59,693         $ 70,644
          Rent                                                                                  -             19,510
          Legal and professional fees                                                        20,110           55,080
          Consulting fees                                                                    18,725           11,945
          Other general corporate and administrative expense                                 34,528           32,025


     Shopnet generated a net loss of $133,056 and $209,532 for the six months ended December 31, 2002 and 2001, respectively. These net losses include, on a consolidated basis, amortization of goodwill of $17,738 for the six months ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

     At December 31, 2002, the Company's consolidated working capital deficit amounted to $873,575.

     At December 31, 2002, current assets consisted primarily of inventory of $3,954,116 and prepaid expenses of $348,963.

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

     On September 15, 2001, the Amended and Restated Reimbursement and Compensation Agreement was entered into and further amended the agreement with the Trust, so that the letter of credit secured by the Trust was increased to $750,000. The amended letter of credit expired on September 1, 2002 but can be extended year to year at the Company's option for a period of ten years. On September 1, 2002, the letter of credit was extended. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and / or the issuing bank demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves.

     In December 2002, Breaking Waves entered into a Reimbursement and Compensation Agreement with TERE, S.A., a Swiss entity. As a consequence of Century being unwilling to grant credit to Breaking Waves unless it received one or more letters of credit satisfactory to it as well as cash collateral to partially secure the line of credit in such amounts as it deems appropriate, the Trust reduced the letter of Credit secured by it to $500,000. TERE, S.A. agreed to loan Breaking Waves the sum of $250,000 represented by a promissory note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

     The funds were deposited as cash collateral with Century to replace the reduced portion of the letter of credit secured by the Trust.

     All obligations under this agreement are guaranteed by the Company and are secured by a security interest in all of the Company's assets.

     As compensation, Breaking Waves paid all interest received from or credited to it by Century on the sums deposited pursuant to the Cash Collateral Agreement when received.

     The term of the loan is for ten years.

     ARC has agreed to pay to TERE, interest at the rate of 8% per annum on quarterly basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

     The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the three months ended December 31, 2002:

                                               % of
                                           Net Sales            Amount
                                        ---------------     ---------------

                      RAYA                     0.58           $       4,353
                      ZAT                      1.16                   8,708
                      ARC                      1.75                  13,137
                                        ---------------     ---------------

                                               3.49           $      26,198
                                        ===============     ===============

     Interest expense related to the factor agreement totaled $63,702 and $102,883 for the six months ended December 31, 2002 and 2001, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of December 31, 2002, the net advances to Breaking Waves from Century amounted to $3,398,122.

     On November 8, 2002, the Company borrowed the sum of $50,000 in the form of a promissory note from Amigal Salit, Ltd., and unrelated party. The note which is non-interest bearing is due on or before August 15, 2003.

     On the same date, the Company entered into an agreement with ARC Financial Corporation, whereby the Company using the proceeds received from Amigal Salit, Ltd., agreed to pay $50,000 as an advance against fees to be owned by Breaking Waves to ARC Financial Corporation in connection with Breaking Waves obligation to pay certain fees to ARC as part of a consulting agreement as described in
Note 7 (b) herein. The consulting fees being paid in advance under this agreement are those fees which would become due and payable for the periods ending December 31, 2002 and March 31, 2003.

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

     The Company accounts for the investment in Battle Studies on the equity method. For the six months ended December 31, 2002 and 2001, the Company, recorded no equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Girl, LLC

     Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl", Hollywood invested through December 31, 2002, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

     Hollywood accounts for the investment in Girl LLC under the equity method. Accordingly, as of December 31, 2002, the Company has recorded its investment at $33,702. This represents its initial investment of $35,000 less $1,298 of equity loss for its proportionate share of Girl LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Lease Commitments

     Shopnet and Breaking Waves jointly share their administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84,915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $11,000.

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
                                                                                          =================

     Rent expense for the six months ended December 31, 2002 and 2001 amounted to $53,188 and $68,127, respectively.


License Agreement

     During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $86,680 and $42,611 for the six months ended December 31, 2002 and December 31, 2001, respectively.

ITEM 3. CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, The Company's management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure, our disclosure controls and procedures were effective as of December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibit

     99.1 Certification by Harold Rashbaum, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports

           None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SHOPNET.COM, INC.

                                                  By:/s/Harold Rashbaum
                                                     Harold Rashbaum, President,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

Dated: February 13, 2002

                                  CERTIFICATION


      I, Harold Rashbaum, certify that:

     1. I have reviewed this quarterly report of Form 10-Q of Shopnet.com, Inc.;

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

      Date: February 13, 2002



      /s/Harold Rashbaum
         Harold Rashbaum
         President