Form 10QSB
period 2003-03-31
SHOPNET COM INC
filed 2003-05-20
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2003,

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

      State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 par value: 8,067,462 shares outstanding as of May 15, 2003.

                       SHOPNET.COM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                                                                  Page
                                                                                                                          Number
                                                                                                                        ------------
Item I.             FINANCIAL STATEMENTS

                    Consolidated balance sheets as of March 31, 2003 (Unaudited) and June 30, 2002                              3

                    Consolidated statements of operations and comprehensive income (Unaudited) for the nine and three
                    months ended March 31, 2003 and March 31, 2002                                                              4

                    Consolidated statements of stockholders' equity for the nine months ended March 31, 2003
                    (Unaudited) 5

                    Consolidated statements of cash flows for the nine months ended March 31, 2003, and March 31,
                    2002 (Unaudited)                                                                                            6

                    Notes to consolidated financial statements (Unaudited)                                                      7

                    MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2.                                                                                                                        19

Item 3.             CONTROLS AND PROCEDURES                                                                                    31

PART II.            OTHER INFORMATION                                                                                          32

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     As of March 31, 2003 and June 30, 2002

                                                                                                  March 31,             June 30,
                                                                                                     2003                 2002
                                                                                             -----------------    -----------------

                                                                                                (Unaudited)            (Audited)
                                         ASSETS                                                                         (Note 2)
                                         ------
Current assets:
     Cash                                                                                            $   3,021             $   3,309
     Accounts receivable, net                                                                           14,304                19,109
     Other receivables                                                                                  70,196                88,118
     Inventory                                                                                       1,549,900               230,049
     Prepaid expenses                                                                                  238,961               298,968
     Advances to officer                                                                                40,000                40,000
                                                                                               -----------------    ----------------
                   Total current assets                                                              1,916,382               679,553
                                                                                               -----------------    ----------------

     Property and equipment, net                                                                        87,378                70,044
     Film production and distribution costs, net                                                     1,204,728             1,204,728
     Costs in excess of net assets of business acquired                                                727,261               727,261
     Investments in movie ventures                                                                     232,159               246,399
     Deferred tax asset-non-current                                                                    224,240               224,240
     Other assets                                                                                       27,306                27,078
                                                                                               -----------------    ----------------
                                                                                                     2,503,072             2,499,750
                                                                                               -----------------    ----------------

                   Total assets                                                                    $ 4,419,454           $ 3,179,303
                                                                                               =================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Due to factor                                                                                 $ 1,364,327           $ 690,595
     Accounts payable                                                                                  922,224             280,003
     Loan payable                                                                                       50,000                 -
     Accrued expenses                                                                                  115,096               4,782
     Capital lease obligations current portion                                                           5,225               3,938
     Other taxes payable                                                                                 2,328               2,214
     Deferred tax liability                                                                              5,188               5,188
                                                                                               -----------------    ----------------
                   Total current liabilities                                                         2,464,388             986,720
                                                                                               -----------------    ----------------

Long term liabilities:
     Capital lease obligations-net of current portion
                   Total  long term liabilities                                                         10,115               -
                                                                                               -----------------    ----------------

                   Total liabilities                                                                 2,474,503             986,720
                                                                                               -----------------    ----------------
Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 8,067,462 shares issued and outstanding at March 31, 2003 and 7,472,224 shares issued and
       outstanding at June 30, 2002                                                                       8,067               7,472
     Capital in excess of par value                                                                   6,653,257           6,638,852
     Accumulated deficit                                                                             (4,716,373)          4,453,741)
                                                                                               -----------------    ----------------
                   Total stockholders' equity                                                         1,944,951           2,192,583
                                                                                               -----------------    ----------------

     Total liabilities and stockholders' equity                                                    $  4,419,454          $3,179,303
                                                                                               =================    ================

The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                        Nine Months Ended            Three Months Ended
                                                    ---------------------------   -------------------------
                                                       March 31,    March 31,       March 31,    March 31,
                                                         2003         2002            2003         2002
                                                    -----------    -----------    -----------    -----------


Net sales ......................................   $ 5,849,229    $ 6,313,067    $ 5,098,551    $ 4,612,362

Cost of sales ..................................     3,688,757      3,927,537      3,441,519      2,828,915
                                                    -----------    -----------    -----------    -----------


Gross profit ...................................     2,160,472      2,385,530      1,657,032      1,783,447
                                                    -----------    -----------    -----------    -----------


Expenses:
Selling, general, and administrative ...........     2,053,631      2,007,246      1,071,884      1,028,099
Amortization of costs in excess of net assets of
    business acquired ..........................          --           53,214           --           17,738
                                                    -----------    -----------    -----------    -----------

Total expenses .................................     2,053,631      2,060,460      1,071,884      1,045,837
                                                    -----------    -----------    -----------    -----------


Income (loss) before other income (expenses) and
provision for income taxes .....................       106,841        325,070        585,148        737,610
                                                    -----------    -----------    -----------    -----------


Other income (expenses):
Equity in earnings (loss) of affiliate .........       (15,928)          (595)       (15,928)          (532)
Write down of film costs .......................          --             --
Rental income ..................................          --            9,050           --             --
Interest and financial expense .................      (355,258)      (357,941)      (265,073)      (202,022)
Interest income ................................         1,713         11,008            777             75
                                                    -----------    -----------    -----------    -----------


Total other income (expense) ...................      (369,473)      (338,478)      (280,224)      (202,479)
                                                    -----------    -----------    -----------    -----------


Income (loss) before provision for income taxes       (262,632)       (13,408)       304,924        535,131

Provision (benefit) for income taxes ...........          --             --             --             --
                                                    -----------    -----------    -----------    -----------


Net income (loss) ..............................      (262,632)       (13,408)       304,924        535,131
                                                    -----------    -----------    -----------    -----------


Other items of comprehensive income (loss) .....          --           (6,350)          --             --
                                                    -----------    -----------    -----------    -----------


Comprehensive (loss) ...........................   $  (262,632)   $   (19,758)       304,924    $   535,131
                                                    -----------    -----------    -----------    -----------


Basic:
Net income loss per share ......................   $      (.03)   $      (Nil    $       .04    $       .07
                                                    ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding .............................     7,802,912      7,472,244      8,067,462      7,472,244
                                                    ===========    ===========    ===========    ===========


          The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For The Six Months Ended December 31, 2002
                                   (Unaudited)

                                                                      Additional                          5%           Total
                                                 Common    Stock       Paid-in       Accumulated     Convertible    Stockholders'
                                                 Shares    Amount      Capital       Deficit          Debentures       equity
                                               ---------   -------    ----------    -----------     -----------    -------------


Balances at June 30, 2002 (Audited)           7,472,224   $ 7,472 $  6,638,852 $   (4,453,741)   $        -       $ 2,192,583

August 28, 2002, issuance of 5% Convertible
debentures                                        -         -             -            -              $ 15,000         15,000

Nov. 6, 2002-Conversion of debentures into
595,238 shares                                  595,238       595      14,405                          (15,000)           -

Net loss (Unaudited) for the nine
months ended March 31, 2003                                                          (262,632)                        (262,632)

                                        ---------------- ----------  ----------    -----------       ----------   --------------
Balances at March 31                          8,067,462    $8,067 $  6,653,257   $ (4,716,373)       $    -        $ 1,944,951
                                        ================ ==========  ==========   ============       ==========   ==============

          The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                For The Nine Months Ended March 31, 2003 And 2002
                                   (Unaudited)

                                                                                                        March 31,          March 31,
                                                                                                           2003                2002
                                                                                                      ---------------     ----------
Cash flows from operating activities:
   Net loss                                                                                              $ (262,632)      $ (13,408)
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in loss of affiliate                                                                          15,928             595
        Amortization and depreciation                                                                        22,081          73,857

Decrease (increase) in:
        Accounts receivable                                                                                    4,80        ( 19,884)
        Other receivables                                                                                    17,922          62,734
        Inventory                                                                                        (1,319,851)       (577,528)
        Prepaid expenses                                                                                     60,007        (187,906)
        Advances to officer                                                                                    -             (1,971)
        Other assets                                                                                           (288)         (4,700)
        Marketable securities affiliate                                                                        -               6,350
Increase (decrease) in:
        Due to factor                                                                                       673,732        (835,407)
        Accounts payable                                                                                    640,593         547,905
        Accrued expenses                                                                                    110,314            (834)
        Other taxes payable                                                                                     114             104
                                                                                                     --------------   --------------


Net cash used in operating activities                                                                       (37,275)       (950,093)
                                                                                                     ---------------     -----------


Cash flows from investing activities:
   Acquisition of property and equipment                                                                    (39,415)        (28,636)
                                                                                                     ---------------     -----------


Net cash used in investing activities                                                                       (39,415)        (28,636)
                                                                                                     ---------------   -------------


Cash flows from financing activities:
  Principal payments on capital leases                                                                       (6,261)        (14,098)
  Issuance of stock                                                                                          15,000            -
  Issuance of new capital leases                                                                             17,663            -
  Loans Payable                                                                                              50,000            -
                                                                                                     ---------------     -----------

Net cash used in financing activities                                                                        76,402         (14,098)
                                                                                                     ---------------     -----------


Net decrease in cash and restricted cash                                                                       (288)       (992,827)

Cash and restricted cash, beginning of period                                                                 3,309         994,285
                                                                                                     ---------------     -----------


Cash and restricted cash, end of period                                                                    $   3,021       $  1,458
                                                                                                     ===============     ===========

Supplemental disclosure of cash flow information: cash paid during the period for :

        Interest                                                                                           $ 251,270      $  282,737
                                                                                                     ===============     ===========
        Income taxes                                                                                       $      -       $     -
                                                                                                     ===============     ===========

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

NOTE 2-  INTERIM RESULTS AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements as of March 31, 2003 and for the six month periods ended March 31, 2003 and March 31, 2002 and for the three month periods ended March 31, 2003 and March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the six month periods ended March 31, 2003 and March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

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

                  The Company in the quarter ended March 31, 2003 has implemented a number of initiatives which it believes will reduce its costs of operations and alleviate in the following six months its working capital deficiency. In particular, the Company believes that the repayment of its indebtedness to Century (See Note 7) and the recent reductions in interest rates will reduce interest expense.

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

NOTE 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)        Recently adopted accounting principles - Film accounting

                  Pursuant to SFAS no. 139, the Company adopted Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films" during the nine months ended March 31, 2003. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television products to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged to film costs, which was required under the previous accounting rules, SOP 00-2 also in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies. SOP 00-2 was adopted as of July 1, 2001, and had no effect on the Company's consolidated results of operations, financial position or cash flows.

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

        c)        Earnings per share:

                  Basic earnings (loss) per share is computed by dividing net income (loss) income attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is similar to basic earnings (loss) share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares as if they had been issued.

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

                  The Company had determined that no impairment existed as of March 31, 2003. Accordingly, the book value was not further written down.

NOTE 5-  INVESTMENTS IN MOVIE VENTURES

        a)        Battle Studies

                  Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through March 31, 2003, $217,500 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies is accounted for as a joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

        b)        The Girl

                  Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through March 31, 2003 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

                  The Company accounts for the investments in Battle Studies and The Girl under the equity method. For the nine months ended March 31, 2003 and 2002, the Company recorded an equity loss of $13,928 on this investment.

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

                  Breaking Waves' ownership percentage was approximately 1.5% of Play Co. The investment in Play Co. was accounted for under the requirements of SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities." Under SFAS 115, the securities were considered available for sale and therefore the carrying value was based on the fair market value of the securities at March 31, 2003 and 2002 which amounted to $0 as of both dates.

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

                  The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the three months ended March 31, 2003:

                                             % of
                                           Net Sales            Amount
                                        ---------------     --------------

                  RAYA                       0.58                 $ 29,572
                  ZAT                        1.16                   59,143
                  ARC                        1.75                   89,225
                                        ---------------     --------------

                                             3.49                 $177,940
                                        ===============     ==============

                  Interest expense related to the factor agreement totaled $144,027 and $190,908 for the nine months ended March 31, 2003 and 2002, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of March 31, 2003, the net advances to Breaking Waves from Century amounted to $1,364,327.

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

NOTE 9-  COMMITMENTS AND CONTINGENCIES

        a)        Lease commitments

                  Shopnet and Breaking Waves jointly share their administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84,915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $13,200.

                  The approximate annual future minimum rentals under non-cancelable operating lease signed by Breaking Waves are as follows:


                                For the fiscal year ended June 30:
                                2003                                                            $  35,228
                                2004                                                               84,915
                                2005                                                               90,338
                                2006                                                               95,760
                                2007                                                               95,760
                                Thereafter                                                         23,940
                                                                                             --------------
                                                                                             $    425,941
                                                                                             ==============

                  Rent expense for the nine months ended March 31, 2003 and 2002 amounted to $81,646 and $94,508, respectively.

        b)        Significant vendors and customers

                  Breaking Waves purchases 100% of its inventory from three vendors, two in Indonesia (74%) and the other in the Republic of Korea (26%). Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the three months ended March 31, 2003 Breaking Waves had two customers, which comprised approximately 28%, of net sales. For the nine months ended March 31, 2002, Breaking Waves had 2 customers which compromised 43% of net sales.

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

        d)        License agreements

                  During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2001 with Gottex Models Ltd., as Israeli corporation and Gottex Models
                  (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $113,019 and $68,430 for the nine months ended March 31, 2003 and 2002, respectively.

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

                  As of March 31, 2003, the Company invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the nine months ended March 31, 2003 and 2002, the Company derived no revenue from the motion picture and amortized no film costs.

                  For the nine months ended March 31, 2003 and 2002 the Company has not written down its film production and distribution costs, as the carrying value of the asset equals its estimated net realizable value.

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

        ii) On April 15, 1998, the Company's Board of Directors authorized the distribution of warrants to all shareholders of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record will receive one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance and receipt by shareholder, shall be issued and distributed once the Company has file a registration statement for same and same has been declared effective by the Securities and Exchange Commission
            The Company to date has not filed the registration statement.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE - 11         RELATED PARTIES TRANSACTIONS

                 a) For the nine months ended March 31, 2003 and 2002 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $18,725 and $17,445, respectively.

                 b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of March 31, 2003, the unpaid portion amounted to $37,000, which has been classified as current. As of March 31, 2003, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

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

                                                                          Nine Months Ended March 31,
                                                                          ---------------------------
                                                                     2003                                       2002
                                                    -------------------------------------    ---------------------------------------
                                                        Segment           Consolidated            Segment             Consolidated
                                                    ---------------    ------------------    -----------------     -----------------

   Sales:

         Swimwear sales                              $5,849,229                               $  6,313,067
         Film production                                  -                                         -
                                                    ---------------                          -----------------


   Total sales                                                         $ 5,849,229                                $  6,313,067
                                                                       ================                          =================

   Operating income (loss):
         Swimwear sales                                                $   322,638                                $    649,892
         Film production                                                    (2,000)                                       (600)
                                                                      -----------------                          ------------------


   Total operating income (loss)                                       $   320,638                                $    649,292
                                                                      -----------------                          ------------------


   Corporate:
         General and administrative expense                            $  (216,799)                               $   (271,008)
                                                                      -----------------                          -------------------


         (Loss) equity in earnings of affiliate                            (13,928)                                       (595)
         Amortization expense                                                -                                         (53,214)
         Interest income                                                     1,713                                      11,008
         Interest and finance expense                                     (335,258)                                   (357,941)
         Other                                                               -                                           9,050
                                                                      -----------------                          -------------------


   Loss from operating before (benefit)                                   (262,632)                                    (13,408)

   Provision for income tax                                                  -                                             -
                                                                      -----------------                           ------------------

   Net (loss) income                                                   $  (262,632)                               $    (13,408)
                                                                      =================                           ==================


   Identifiable assets:
         Swimwear sales                                                $ 1,780,870                                $  1,604,943
                                                                     ------------------
          Film productions                                               1,436,659                                   1,451,104
         Corporate                                                       1,201,925                                   1,143,940
                                                                     ------------------                          -------------------


   Total assets                                                        $ 4,419,454                                $  4,199,987
                                                                     ==================                          ===================

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

         The consolidated financial statements at March 31, 2003 and 2002 included the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

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

            i) Fair value disclosure at March 31, 2003 and June 30, 2002:

                  The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

   Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

         For the three months ended March 31, 2003, the Company reported consolidated net income of $304,924 as compared to a consolidated income of $535,131 for the three months ended March 31, 2002.

   Breaking Waves

         For the three months ended March 31, 2003 and 2002, Breaking Waves generated net sales of $5,098,551 and $4,612,362, respectively, with related cost of sales amounting to $3,441,519 and $2,828,915 respectively. The increase in sales amounting to $486,189, or approximately 11%, from 2002 to 2003 was primarily attributable an increase in orders from the Company's customers.

         The gross profit for the three months ended March 31, 2003 amounted to $1,657,032, or 33% of sales as compared to the three months ended March 31, 2002 during which it amounted to $1,783,447, or 39% of sales.

         Selling, general, and administrative expenses during the three months ended March 31, 2003 and 2002 amounted to $990,342 and $946,295, respectively. The increase amounting to $44,047 or approximately 5%, is primarily attributable to an increase in selling expenses as a result of increased sales efforts.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended March 31:

                                                                                                     2003                2002
                                                                                                ----------------    ----------------

          Officers, office staff, designer and  sales , salaries and related benefits                 $150,792             $157,810

          Commission expense                                                                                                195,912
                                                                                                       173,593
          Warehousing costs                                                                            263,864              270,087
          Royalty fees                                                                                  31,269               45,819
          Rent expense                                                                                  28,458               26,381
          Factor commissions                                                                            71,060               49,222

          Miscellaneous general corporate overhead expenses                                            271,306              201,064



         Interest expense in connection with the factoring agreement amounted to $80,325 and $88,075 for the three months ended March 31, 2003 and 2002, respectively. The decrease is due primarily to a decrease in interest rates.

         Breaking Waves generated net income of $403,395 and $635,014 for the three months ended March 31, 2003 and 2002 respectively.

  Hollywood

         On May 12, 1999, Shopnet incorporated a wholly-owned subsidiary, Hollywood, to which it assigned its film production business. All film related operations prior to May 12, 1999 were conducted by Shopnet under its former name.

         For the three months ended March 31, 2003 and 2002, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the nine months ended June 30, 2002 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that no write down was necessary as of March 31, 2003 and 2002, respectively, Accordingly, Hollywood generated a loss of $14,728 and $600 for the three months ended March 31, 2003 and 2002, respectively. The loss of $14,728 includes an equity loss of $13,928 from Hollywood's investment in The Girl, LLC, a joint venture.

         Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Shopnet.com

         For the three months ended March 31, 2003 and 2002, Shopnet generated no income.

         Shopnet's selling, general, and administrative expense amounted to $82,742 and $99,283 for the three months ended March 31, 2003 and 2002. This represents a decrease of $15,241, or approximately 16%.

         The major components of the Company's expenses are as follows for the three months ended March 31:

                                                                                              2003               2002
                                                                                          ---------------    --------------
           Salaries (officer and office staff) and stock compensation
                and related benefits                                                           $ 34,071          $ 28,741
           Rent                                                                                     0                 0
           Legal and professional fees                                                           14,600            17,234
           Consulting fees                                                                       21,400            10,400
           Other general corporate and administrative expense                                    12,671            42,908

         Shopnet generated a net loss of $83,742 and $99,283 for the three months ended March 31, 2003 and 2002, respectively.

   Nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002

         For the nine months ended March 31, 2003 and 2002, the Company reported a consolidated net loss of $262,632 and $13,408 after an income tax expense of $0 respectively, and a comprehensive net loss of $262,632 and $19,632, respectively.

   Breaking Waves

         For the nine months ended March 31, 2003 and 2002, Breaking Waves generated net sales of $5,849,229 and $6,313,067, respectively, with related cost of sales amounting to $3,688,757 and $3,927,537, respectively. The decrease in sales amounting to $463,838, or approximately 8%, from 2002 to 2003 was primarily attributable to the subsequent deferment of new orders into the next period.

         The gross profit for the nine months ended March 31, 2003 amounted to $2,160,472, or 37% of sales as compared to the nine months ended March 31, 2002 during which it amounted to $2,385,530, or 38% of sales. The decrease in the gross profit percentage can be attributable to a deferment of orders into the next period.

         Selling, general, and administrative expenses during the nine months ended March 31, 2003 and March 31, 2002 amounted to $1,837,832 and $1,735,638, respectively. The increase amounted to $102,194 or 4%.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the nine months ended March 31:

                                                                                                      2003               2002
                                                                                                ---------------    ----------------

          Officers, office staff, designer and  sales , salaries and related benefits                  $428,793            $433,239

          Commission expense                                                                            193,552             189,093
          Warehousing costs                                                                             261,694             355,751
          Royalty fees                                                                                  127,950              98,430
          Rent expense                                                                                   81,646              74,998
          Factor commissions                                                                             80,037              62,687

          Miscellaneous general corporate overhead expenses                                             664,160             521,440


         Interest expense in connection with its factoring agreement amounted to $144,027 and $190,908 for the nine months ended March 31, 2003 and 2002, respectively. The decrease is due to a decrease in sales, as well as a reduction in the stated prime interest rate.

         Breaking Waves generated a net loss of $29,906 for the nine months ended March 31, 2003 and net income of $296,607 for the nine months ended March 31, 2002.

   Hollywood

         For the nine months ended March 31, 2003 and 2002, Hollywood generated no sales form its motion picture "Dirty Laundry". Although sales prior to and including the six months ended June 30, 2002 were minimal, the company expects to effect increased sales during the fiscal year ending June 30, 2002 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that no write down was necessary as of March 31, 2003 and 2002, respectively, Accordingly, Hollywood generated a loss of $15,928 and $663 for the nine months ended March 31, 2003 and 2002, respectively. The loss of $15,928 includes an equity loss of $13,928 from Hollywood's investments in The Girl, LLC, a joint venture.

         Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   Shopnet.com

         For the nine months ended March 31, 2003 and 2002, Shopnet generated no income.

         Shopnet's selling, general, and administrative expense amounted to $215,799 and $309,352 for the nine months ended March 31, 2003 and 2002. This represents a decrease of $93,553, or approximately 31%.

         The major components of the Company's expenses are as follows for the nine months ended March 31:

                                                                                           2003                2002
                                                                                        -------------     -------------
          Salaries (officer and office staff) and stock compensation and related
          benefits                                                                        $  98,922           $99,385
          Rent                                                                                  -              19,510
          Legal and professional fees                                                        34,710            72,314
          Consulting fees                                                                    43,375            22,345
          Other general corporate and administrative expense                                 38,792            95,798

         Shopnet generated a net loss of $216,799 and $309,352 for the nine months ended March 31, 2003 and 2002, respectively. The net loss for the nine months ended March 31, 2002 included, on a consolidated basis, amortization of goodwill of $53,214.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Liquidity and Capital Resources

         At March 31, 2003, the Company's consolidated working capital deficit amounted to $548,006.

         At March 31, 2003, current assets consisted primarily of inventory of $1,549,900 and prepaid expenses of $238,961.

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

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Liquidity and Capital Resources

         The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the three months ended March 31, 2003:

                                               % of
                                           Net Sales            Amount
                                        ---------------     ---------------

                      RAYA                     0.58               $  29,572
                      ZAT                      1.16                  59,143
                      ARC                      1.75                  89,225
                                        ---------------     ---------------

                                               3.49               $ 177,940
                                        ===============     ===============

         Interest expense related to the factor agreement totaled $144,027 and $190,908 for the nine months ended March 31, 2003 and 2002, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of March 31, 2003, the net advances to Breaking Waves from Century amounted to $1,364,327.

         On November 8, 2002, the Company borrowed the sum of $50,000 in the form of a promissory note from Amigal Salit, Ltd., and unrelated party. The note which is non-interest bearing is due on or before August 15, 2003.

         On the same date, the Company entered into an agreement with ARC Financial Corporation, whereby the Company using the proceeds received from Amigal Salit, Ltd., agreed to pay $50,000 as an advance against fees to be owned by Breaking Waves to ARC Financial Corporation in connection with Breaking Waves obligation to pay certain fees to ARC as part of a consulting agreement as described in Note 7 (b) herein. The consulting fees being paid in advance under this agreement are those fees which would become due and payable for the periods ending March 31, 2003 and March 31, 2003.

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

         The Company accounts for the investment in Battle Studies on the equity method. For the nine months ended March 31, 2003 and 2002, the Company, recorded no equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of March 31, 2003.

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

   The Girl, LLC

         Pursuant to an agreement dated July 1, 1999 with ALF for the production of a film entitled "The Girl", Hollywood invested through March 31, 2003, $35,000 for a 22.533% interest in a new entity, The Girl, LLC a limited liability company ("Girl LLC"). In return for its participation in Girl LLC, Hollywood shall be entitled to receive a non-contested, non-dilutable 22.533% ownership interest in Girl LLC, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation which shall be actually received by Girl LLC. Girl LLC retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto. "The Girl" is completed and has been exhibited at several film festivals. Girl LLC is in the process of attempting to secure video and foreign distribution arrangements for the film.

         Hollywood accounts for the investment in Girl LLC under the equity method. Accordingly, as of March 31, 2003, the Company has recorded its investment at $21,072. This represents its initial investment of $35,000 less $13,928 of equity loss for its proportionate share of Girl LLC.

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Lease Commitments

                  Shopnet and Breaking Waves jointly share their administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84,915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month to month basis with annual payments approximating $13,200.

                  The approximate annual future minimum rentals under non-cancelable operating lease signed by Breaking Waves are as follows:

                                For the fiscal year ended June 30:
                                2003                                                      $          35,228
                                2004                                                                 84,915
                                2005                                                                 90,338
                                2006                                                                 95,760
                                2007                                                                 95,760
                                Thereafter                                                           23,940
                                                                                          -----------------
                                                                                          $         425,941
                                                                                          =================

                  Rent expense for the nine months ended March 31, 2003 and 2002 amounted to $81,646 and $94,508, respectively.


   License Agreement

         During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $113,019 and $68,430 for the nine months ended March 31, 2003 and March 31, 2002, respectively.

   ITEM 3.        CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, The Company's management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure, our disclosure controls and procedures were effective as of March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

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

                         SHOPNET.COM, INC.

                             By:/s/ Harold Rashbaum
                             Harold Rashbaum, President, Chief Executive Officer and Chief Financial Officer
Dated: May 16, 2003

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

      Date: May 16, 2003



   /s/Harold Rashbaum
      Harold Rashbaum
      President