Form 10QSB/A
period 2003-03-31
SHOPNET COM INC
filed 2003-06-23
CIK 1017535

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

                         Commission File Number 0-28690
                                SHOPNET.COM, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                       13-3871821
 State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

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

SHOPNET.COM, INC.
Attachment to form 10QSB/A
Commission file number 0-28690

This amended form 10-QSB/A is being filed to reflect the correction of an accounting error in the previously filed form 10-QSB for the quarter ended March 31, 2003. The correction of this error properly restates selling, general and administrative expenses as well as accounts payable.

The following pages and line items have been changed as a result of this correction, and are indicated as highlighted items:

ITEM I- FINANCIAL STATEMENTS

                                                     Description                                                           Page #
                                                     ----------------------------------------------------------------    -----------
Balance sheet
                                                     Accounts payable                                                         3
                                                     Total current liabilities                                                3
                                                     Accumulated deficit                                                      3
                                                     Total Stockholders' equity                                               3
Statement of Operations
                                                     Selling, general and administrative expenses                             4
                                                     Total expenses                                                           4
                                                     Income (loss) before provision for income taxes                          4
                                                     Net income (loss)                                                        4
                                                     Comprehensive (loss)                                                     4
                                                     Net income (loss) per share                                              4
Statement of Stockholders' equity
                                                     Net loss (unaudited) for the nine months ended 3/31/03                   5
                                                     Balances at 3/31/03                                                      5
Cash flows
                                                     Net loss                                                                 6
                                                     Accounts payable                                                         6
Note 12- Segment information
                                                     Operating income (loss): swimwear sales                                 17
                                                     Total operating income (loss)                                           17
                                                     Loss from operating before (benefit)                                    17
                                                     Net (loss)                                                              17

ITEM II- MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

General
                                                     Net income                                                              21
Breaking Waves
                                                     S,G & A, variance, variance % and reason-par #3                         21
                                                     S,G & A, variance, variance % and reason-par #3                         22
                                                     Net income- paragraph 4                                                 22

Nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002

General
                                                     Net income                                                              23
Breaking Waves
                                                     S,G & A, variance, variance % and reason-par #3                         23
                                                     S,G & A, variance, variance % and reason-par #3                         24
                                                     Net income- paragraph 4                                                 24
Liquidity and Capital Resources
                                                     Working capital deficit amount                                          26

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     As of March 31, 2003 and June 30, 2002
                               March 31, June 30,

                                                                                                     2003                 2002
                                                                                             -----------------    ----------------
                                                                                                (Unaudited)           (Audited)
                                         ASSETS                                                                       (Note 2)
Current assets:
     Cash                                                                                        $     3,021           $     3,309
     Accounts receivable, net                                                                         14,304                19,109
     Other receivables                                                                                70,196                88,118
     Inventory                                                                                     1,549,900               230,049
     Prepaid expenses                                                                                238,961               298,968
     Advances to officer                                                                              40,000                40,000
                                                                                             -----------------   -----------------

                   Total current assets                                                            1,916,382               679,553
                                                                                             -----------------   -----------------

     Property and equipment, net                                                                      87,378                70,044
     Film production and distribution costs, net                                                   1,204,728             1,204,728
     Costs in excess of net assets of business acquired                                              727,261               727,261
     Investments in movie ventures                                                                   232,159               246,399
     Deferred tax asset-non-current                                                                  224,240               224,240
     Other assets                                                                                     27,306                27,078
                                                                                             -----------------    ----------------

                                                                                                   2,503,072             2,499,750
                                                                                             -----------------    ----------------

                   Total assets                                                                  $ 4,419,454           $ 3,179,303
                                                                                             =================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Due to factor                                                                               $ 1,364,327           $   690,595
     Accounts payable                                                                              1,115,279               280,003
     Loan payable                                                                                     50,000                  -
     Accrued expenses                                                                                115,096                 4,782
     Capital lease obligations current portion                                                         5,225                 3,938
     Other taxes payable                                                                               2,328                 2,214
     Deferred tax liability                                                                            5,188                 5,188
                   Total current liabilities                                                       2,657,443               986,720
                                                                                              -----------------    ----------------

Long term liabilities:
     Capital lease obligations-net of current portion
                   Total  long term liabilities                                                       10,115                  -
                                                                                              -----------------    ----------------

                   Total liabilities                                                               2,667,558               986,720
                                                                                              -----------------    ----------------

Commitments and contingencies

Stockholders' equity
     Common stock- $.001 par value, 20,000,000 shares authorized, 8,067,462 shares issued and outstanding at March 31, 2003 and 7,472,224 shares issued and
       outstanding at June 30, 2002                                                                    8,067                 7,472
     Capital in excess of par value                                                                6,653,257             6,638,852
     Accumulated deficit                                                                          (4,909,428)           (4,453,741)
                                                                                              -----------------    ----------------

                   Total stockholders' equity                                                      1,751,896             2,192,583
                                                                                              -----------------    ----------------

     Total liabilities and stockholders' equity                                                 $  4,419,454           $ 3,179,303
                                                                                              =================    ================

The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                 Nine Months Ended               Three Months Ended
                                                            ---------------------------    ----------------------------
                                                               March 31,     March 31,      March 31,       March 31,
                                                                2003           2002           2003            2002
                                                            ------------    -----------    -----------    -------------


Net sales ...............................................   $ 5,849,229     $6,313,067    $ 5,098,551     $4,612,362

Cost of sales ...........................................     3,688,757      3,927,537      3,441,519      2,828,915
                                                            ------------    -----------    -----------    -------------


Gross profit ............................................     2,160,472      2,385,530      1,657,032      1,783,447
                                                            ------------    -----------    -----------    -------------


Expenses:
Selling, general, and administrative ....................     2,246,686      2,007,246      1,264,939      1,028,099
Amortization of costs in excess of net assets of
    business acquired ...................................          --           53,214           --           17,738
                                                            ------------    -----------    -----------    -------------


Total expenses ..........................................     2,246,686      2,060,460      1,264,939      1,045,837
                                                            ------------    -----------    -----------    -------------

Income (loss) before other income (expenses) and
provision for income taxes ..............................        86,214        325,070        392,093        737,610
                                                            ------------    -----------    -----------    -------------

Other income (expenses):
Equity in earnings (loss) of affiliate ..................       (15,928)          (595)       (15,928)          (532)
Write down of film costs ................................          --             --
Rental income ...........................................          --            9,050           --             --
Interest and financial expense ..........................      (355,258)      (357,941)      (265,073)      (202,022)
Interest income .........................................         1,713         11,008            777             75
                                                            ------------    -----------    -----------    -------------

Total other income (expense) ............................      (369,473)      (338,478)      (280,224)      (202,479)
                                                            ------------    -----------    -----------    -------------

Income (loss) before provision for income taxes
                                                               (455,687)       (13,408)       111,869        535,131

Provision (benefit) for income taxes ....................          --             --             --             --
                                                            ------------    -----------    -----------    -------------

Net income (loss) .......................................      (455,687)       (13,408)       111,869        535,131
                                                            ------------    -----------    -----------    -------------

Other items of comprehensive income (loss) ..............          --           (6,350)          --             --
                                                            ------------    -----------    -----------    -------------

Comprehensive (loss) ....................................   $  (455,687)    $  (19,758)    $  111,869     $  535,131
                                                            ------------    -----------    -----------    -------------

Basic:
Net income (loss) per share .............................   $     (.058)    $  (Nil)       $     .014     $      .07
                                                            ============    ===========    ===========    =============

 Weighted average number of common shares outstanding          7,802,912      7,472,244      8,067,462      7,472,244
                                                            ============    ===========    ===========    =============

 The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For The Six Months Ended December 31, 2002
                                   (Unaudited)

                                                                            Additional                        5%            Total
                                                        Common Stock          Paid-in     Accumulated      Convertible Stockholders'
                                                   Shares        Amount       Capital      Deficit         Debentures      equity
                                                  -----------  -----------  -----------  ------------    --------------  -----------

Balances at June 30, 2002 (Audited) ............  7,472,224    $   7,472    $6,638,852   $(4,453,741)    $        --     $2,192,583

August 28, 2002, issuance of 5% Convertible
debentures .....................................         --           --            --            --     $    15,000         15,000

Nov. 6, 2002-Conversion of debentures into
595,238 shares .................................    595,238          595        14,405                       (15,000)          --

Net loss (Unaudited) for the nine months ended
March 31, 2003 ..................................                                           (455,687)                      (455,687)
                                                  -----------  -----------  -----------  ------------    --------------  -----------

Balances at March 31, 2003 .....................  8,067,462    $   8,067    $6,653,257   $(4,909,428)    $      --       $1,751,896
                                                  ===========  ===========  ===========  ============    ==============  ===========

 The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                For The Nine Months Ended March 31, 2003 And 2002
                                   (Unaudited)
                               March 31, March 31,

                                                                                          2003         2002
                                                                                      -----------    ---------
Cash flows from operating activities:
   Net loss .......................................................................   $  (455,687)   $ (13,408)
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in loss of affiliate ...............................................        15,928          595
        Amortization and depreciation .............................................        22,081
                                                                                                        73,857

Decrease (increase) in:
        Accounts receivable .......................................................         4,805      (19,884)
        Other receivables .........................................................        17,922       62,734
        Inventory .................................................................    (1,319,851)    (577,528)
        Prepaid expenses ..........................................................        60,007     (187,906)
        Advances to officer .......................................................          --         (1,971)
        Other assets ..............................................................          (288)      (4,700)
        Marketable securities affiliate ...........................................          --          6,350
Increase (decrease) in:
        Due to factor .............................................................       673,732     (835,407)
        Accounts payable ..........................................................       833,648      547,905
        Accrued expenses ..........................................................       110,314         (834)
        Other taxes payable .......................................................           114          104
                                                                                       -----------    ---------

Net cash used in operating activities .............................................       (37,275)    (950,093)
                                                                                       -----------    ---------

Cash flows from investing activities:
   Acquisition of property and equipment ..........................................       (39,415)     (28,636)
                                                                                       -----------    ---------

Net cash used in investing activities .............................................       (39,415)     (28,636)
                                                                                       -----------    ---------

Cash flows from financing activities:
  Principal payments on capital leases ............................................        (6,261)     (14,098)
  Issuance of stock ...............................................................        15,000         --
  Issuance of new capital leases ..................................................        17,663         --
  Loans Payable ...................................................................        50,000         --
                                                                                       -----------    ---------

Net cash used in financing activities .............................................        76,402      (14,098)
                                                                                       -----------    ---------

Net decrease in cash and restricted cash ..........................................          (288)    (992,827)

Cash and restricted cash, beginning of period .....................................         3,309      994,285
                                                                                       -----------    ---------

Cash and restricted cash, end of period ...........................................    $    3,021     $  1,458
                                                                                       ===========    =========


Supplemental disclosure of cash flow information: cash paid during the period for :

        Interest ..................................................................    $  251,270     $282,737
                                                                                       ===========    =========
        Income taxes ..............................................................    $     --       $   --
                                                                                       ===========    =========

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

                                                                       Nine Months Ended March 31,
                                                                  2003                                       2002
                                                 --------------------------------------    ----------------------------------------
                                                      Segment           Consolidated            Segment            Consolidated
                                                 ----------------    ------------------    -----------------    -------------------
   Sales:

        Swimwear sales                                $5,849,229                           $  6,313,067
        Film production                                  -                                         -
                                                 ----------------                          -----------------


   Total sales                                                       $   5,849,229                               $   6,313,067
                                                                     ==================                         ===================

   Operating income (loss):
        Swimwear sales                                               $      130,585                                  $ 649,892
        Film production                                                      (2,000)                                      (600)
                                                                     ------------------                         -------------------

   Total operating income (loss)                                     $      128,585                              $     649,292
                                                                     ------------------                         -------------------

   Corporate:
        General and administrative expense                           $    (216,799)                              $    (271,008)
                                                                     ------------------                         -------------------

        (Loss) equity in earnings of affiliate                             (13,928)                                       (595)
           Amortization expense                                                 -                                      (53,214)
           Interest income                                                   1,713                                      11,008
           Interest and finance expense                                   (355,258)                                   (357,941)
           Other                                                                -                                        9,050
                                                                     ------------------                         -------------------

   Loss from operating before (benefit)                                   (455,687)                                    (13,408)
  Provision for income tax                                                      -                                           -
                                                                     ------------------                         -------------------

   Net (loss)                                                        $    (455,687)                              $     (13,408)
                                                                     ==================                         ===================

   Identifiable assets:
        Swimwear sales                                               $   1,780,870                               $   1,604,943
        Film productions                                                 1,436,659                                   1,451,104
        Corporate                                                        1,201,925                                   1,143,940
                                                                     ------------------                         -------------------

   Total assets                                                      $   4,419,454                               $   4,199,987
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

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

        For the three months ended March 31, 2003, the Company reported consolidated net income of $111,869 as compared to a consolidated income of $535,131 for the three months ended March 31, 2002.

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

        Selling, general, and administrative expenses during the three months ended March 31, 2003 and 2002 amounted to $1,183,397 and $946,295, respectively. The increase amounting to $237,102 or approximately 25%, is primarily attributable to an increase in warehousing and selling expenses as a result of increased sales efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the three months ended March 31:


                                                                                                       2003                2002
                                                                                              ----------------    ----------------

    Officers, office staff, designer and  sales , salaries and related benefits                     $150,792             $157,810

    Commission expense                                                                                                    195,912
                                                                                                     173,593
    Warehousing costs                                                                                456,919              270,087
    Royalty fees                                                                                      31,269               45,819
    Rent expense                                                                                      28,458               26,381
    Factor commissions                                                                                71,060               49,222

    Miscellaneous general corporate overhead expenses                                                271,306              201,064


        Interest expense in connection with the factoring agreement amounted to $80,325 and $88,075 for the three months ended March 31, 2003 and 2002, respectively. The decrease is due primarily to a decrease in interest rates.

        Breaking Waves generated net income of $210,340 and $635,014 for the three months ended March 31, 2003 and 2002 respectively.

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

Nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002

        For the nine months ended March 31, 2003 and 2002, the Company reported a consolidated net loss of $455,687 and $13,408 after an income tax expense of $0 respectively, and a comprehensive net loss of $455,687 and $19,632, respectively.

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

        Selling, general, and administrative expenses during the nine months ended March 31, 2003 and March 31, 2002 amounted to $2,030,887 and $1,735,638, respectively. The increase amounted to $295,249 or 17%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the nine months ended March 31:

                                                                                                   2003               2002
                                                                                             ---------------    ----------------

          Officers, office staff, designer and  sales , salaries and related benefits               $428,793            $433,239

          Commission expense                                                                         193,552             189,093
          Warehousing costs                                                                          454,749             355,751
          Royalty fees                                                                               127,950              98,430
          Rent expense                                                                                81,646              74,998
          Factor commissions                                                                          80,037              62,687

          Miscellaneous general corporate overhead expenses                                          664,160             521,440

        Interest expense in connection with its factoring agreement amounted to $144,027 and $190,908 for the nine months ended March 31, 2003 and 2002, respectively. The decrease is due to a decrease in sales, as well as a reduction in the stated prime interest rate.

        Breaking Waves generated a net loss of $222,960 for the nine months ended March 31, 2003 and net income of $296,607 for the nine months ended March 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

        At March 31, 2003, the Company's consolidated working capital deficit amounted to $741,061.

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

Date: May 16, 2003



  /s/ Harold Rashbaum
      Harold Rashbaum
      President