Form 10KSB
period 2003-06-30
SHOPNET COM INC
filed 2003-11-26
CIK 1017535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

The Registrant's consolidated revenues for the year ended June 30, 2003 were $7,599,223.

The aggregate market value of the voting stock on November 19, 2003 (consisting of Common Stock, par value $0.001 per share) held by non-affiliates was approximately $72,202.13 based upon the closing price for such Common Stock on said date $.01. On such date, there were 8,067,462 of Registrant's Common Stock outstanding.

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

In September 1996, the Company acquired Breaking Waves, Inc. ("Breaking Waves"), a New York corporation, which remains a wholly owned subsidiary of the Company. This acquisition was contingent upon and was consummated simultaneously with the Company's initial public offering ("IPO") and marked the Company's entrance into the business of designing, manufacturing, and distributing (throughout the United States) young girls' swimwear and coordinating beach cover-ups and accessories.

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

In February 2000, "Machiavelli Rises" was one of thirty-eight films showcased at the New York Independent Film Festival ("NYIFF") in New York City where it was honored with the award for Best Screenplay. In addition, it was chosen (along with only six other films) for presentment at the Los Angeles distribution of the NYIFF in April 2000.

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

Distribution, Billing and Revenues

Generally, distribution of a film may be undertaken either by a motion picture studio, an independent distributor or through an agent. The Company expects that any existing films or future films it may produce will be distributed by an independent distributor or itself through an agent. In a distribution arrangement, the production company and the distributor determine who will incur what portion of the costs of marketing a film, at which time a budget is prepared and the extent of the release of the film is determined. The release of films may be done in platforming stages. A screening is then held, and critics are invited to review the film. If the film receives a favorable response from either the critics and/or the audience, the film's distribution will expand gradually into additional markets and theaters.

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

Products, Design, Supplies and Inventory

Breaking Waves designs, manufactures, and sells both private label and name brand girl's swimwear and accessories. It has an office in Homestead, Florida where its designer designs all styles for its swimwear lines and accessory items. Each season, roughly 20-25 prints and fabrics are developed for the "Breaking Waves" line, with generally between 10 to 20 prints and fabrics developed for each of its other lines. For the year ended June 30, 2003, the "Coral Cove" line accounted for approximately 32% of Breaking Waves' total sales volume, with the other four lines accounting for, in equal parts, the remainder of Breaking Waves' volume for such period.

In designing its children's swimwear, Breaking Waves adapts certain of the prints and styles it is provided by Beach Patrol Inc., the licensor of "Daffy Waterwear" and Gottex Models Ltd., which management feels are appropriate for children's wear. Of each fabric or print chosen, the Company usually manufactures two swimsuits: a one-piece model and a two-piece model.

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

For the year ended June 30, 2003, 74% of Breaking Waves' finished products were purchased from two Indonesian manufacturers and 26% of Breaking Waves' finished products were purchased from a South Korean manufacturer. For the year ended June 30, 2002, 74% of Breaking Waves' finished products were purchased from two Indonesian manufacturers and 26% of Breaking Waves' finished products were purchased from a South Korean manufacturer. Although the Company believes that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such piece goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of Breaking Waves and the Company.

Since Breaking Waves purchases finished garments from overseas contractors, it does not buy or maintain an inventory of sub-materials. It has not experienced difficulty in satisfying finished garment requirements and considers its sources of supply adequate. Breaking Waves' inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Marketing and Sales

The "Breaking Waves," "Coral Cove" and "Gottex" lines are distributed and sold through department and specialty stores. The "All Waves" label is sold to mass merchants and also as promotional goods in department stores. Private label programs are supplied to several major chains and department store groups.

Breaking Waves sells its swimwear and accessory items through its showroom sales staff and through independent sales representatives. Over the past several years, certain of its customers have included the Dillard and Federated department store groups as well as Kids R Us, Sears, Wal-Mart, T.J. Maxx and Marshalls. For the year ended June 30, 2003, Breaking Waves had three customers representing in the aggregate 44% of net sales as compared to two customers representing in the aggregate 36% of net sales for the year ended June 30, 2002.

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

Trademarks

Breaking Waves relies on common law and registered trademarks for usage of its private label swimwear lines under the names "Breaking Waves," "All Waves" and "Coral Cove." Breaking Waves has licensed rights to the "Little Me" and "Gottex" names for girls swim and beach wear. See "Management's Discussion and Analysis or Plan of Operations of - License Agreements" for a description of each of such license arrangements.

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

None.

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

                                                  Common Stock                         Warrants

Calendar Period                              Low               High              Low              High
2001

01/01/01 - 03/31/01                             .19               .89             .09              .22
04/01/01 - 06/30/01                            1.00              2.18             .14              .18
07/01/01 - 09/30/01                             .42              1.56             .02              .15
10/01/01 - 12/31/01                             .36              1.25             .01              .08


2002

01/01/02 - 03/31/02                             .02               .85             .01              .07
04/01/02 - 06/30/02                             .02               .30             .01              .01
07/01/02 - 09/30/02                             .03               .15             .01              .01
10/01/02 - 12/31/02                             .03               .09             .01              .01

2003

01/01/03 - 03/31/03                             .01               .05             .01              .01
04/01/03 - 06/30/03                             .01               .03             .01              .01
07/01/03 - 09/30/03                             .02               .12             .01              .01
10/01/03 - 11/18/03                             .01               .04             .01              .01

As of September 20, 2003, there were 49 holders of record of the Company's Common Stock, although the Company believes that there are approximately 431 additional beneficial owners of shares of Common Stock held in street name. As of November 20, 2002, the number of outstanding shares of the Company's Common Stock was 8,067,462. This number includes an aggregate of 2,420 shares of Common Stock being held by the Company on behalf of certain shareholders pending their submission for exchange of stock certificates outstanding on the date of the Company's one-for-three reverse stock split, as adjusted for the reverse stock split and subsequent stock dividends. The table reflects the price for post-dividend shares and post-adjustment Warrants since February 5, 1999.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENTS ON FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical facts and may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words "anticipate ", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

General

Shopnet.com, Inc. was incorporated in the State of Delaware on December 1, 1995 as Hollywood Productions, Inc. On May 10, 1999, Shopnet filed an amendment to its Articles of Incorporation effecting a change in its name to its current one. On May 12, 1999, it incorporated a new wholly-owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which it assigned its motion picture business thereby rendering Shopnet a holding company for Hollywood and another wholly-owned subsidiary, Breaking Waves. Shopnet was formed initially for the purpose of acquiring screenplays and producing motion pictures. In September 1996, in connection with the completion of its IPO, it acquired all of the capital stock of Breaking Waves which designs, manufactures, and distributes private and brand name label children's swimwear. As of June 30, 2001, the Company changed its year-end from December 31st to June 30th.

The consolidated financial statements at June 30, 2003, June 30, 2002 included the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company") except where otherwise indicated after elimination of all significant intercompany transactions and accounts.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes, which provide additional information concerning the Company's financial activities and condition. Since Shopnet and its subsidiaries operate in different industries, the discussion and analysis is presented by entity (Shopnet, Hollywood and Breaking Waves) in order to be more meaningful.

Critical Accounting Policies

a)       Principles of consolidation

The accompanying consolidated financial statements include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (the "Company"), after elimination of all significant intercompany transactions and accounts. Affiliated companies, which are 20 to 50 percent owned, are accounted for under the equity method.

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

c)       Equity Method of Accounting

Investments in significantly (20 to 50 percent) owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity percentage in undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

d)       Income taxes

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

e)       Revenue and cost recognition

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

In accordance with Accounting Standard, Statement of Position ("SOP 00-2"), "Accounting by Producers and Distributors of Films,". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company uses the individual film forecast method to amortize film costs.

g)       Earnings per share

Earnings per common share is computed pursuant to SFAS No. 128 "Earnings Per Share." Basic earnings per share are computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

h)       Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimate with regard to these financial statements is the estimate of projected income of motion pictures which, is the basis used in amortizing film production and distribution costs. Actual results could differ from those estimates.

i)       Fair value disclosure at June 30, 2003 and June 30, 2002:

The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, and capital lease obligations are a reasonable estimate of their fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations

Year ended June 30, 2003 as compared to the year ended June 30, 2002

For the year ended June 30, 2003 and 2002, the Company reported a consolidated net loss of $886,918 and $436,562. Comprehensive loss for the year ended June 30, 2003 was $886,918 as compared to a comprehensive loss of $442,912 for the year ended June 30, 2002.

Breaking Waves

For the year ended June 30, 2003 and 2002, Breaking Waves generated net sales of $7,599,223 and $7,702,798, respectively, with related cost of sales amounting to $5,257,972 and $5,065,879, respectively. The decrease in net sales amounting to $103,572, or approximately 2%, from 2002 to 2003 was primarily attributable to an increase in product charge backs.

The gross profit for the year ended June 30, 2003 amounted to $2,341,251 or 31% of sales as compared to the year ended June 30, 2002 during which it amounted to $2,636,919 or 35% of sales. The decrease in the gross profit percentage can be attributable to an increase in low margin sales during the last fiscal quarter.

Selling, general, and administrative expenses during the year ended June 30, 2003 and 2002 amounted to $2,471,263 and $2,238,211, respectively. The increase, amounting to $233,052 or 11%, was primarily attributable to an increase in royalty fees, advertising and postage and delivery and computer expenses.

The major components of the Breaking Waves selling, general, and administrative expenses are as follows for the year ended June 30:

                                                                                                   2003               2002
                                                                                             ----------------    --------------
          Officers, office staff, designer and  sales, salaries and related benefits                 $602,265        $ 584,304

          Commission expense                                                                          208,687          227,023
          Warehousing costs                                                                           466,283          453,211
          Royalty fees                                                                                173,019          123,407
          Rent expense                                                                                108,869          100,787
          Factor commissions                                                                          104,038           81,403

          Miscellaneous general corporate overhead expenses                                           808,102          668,076

Interest expense in connection with its factoring agreement amounted to $205,591 and $248,303 for the year ended June 30, 2003 and 2002, respectively. The decrease is due to a reduction in the stated prime interest rate.

Breaking Waves generated a net loss of $563,837 for the year ended June 30, 2003 and a net loss of $82,366 for the year ended June 30, 2002.

The major components of the Breaking Waves selling, general, and administrative expenses as a percentage of sales are as follows for the year ended June 30:

                                                                                             2003              2002
                                                                                        -------------     -------------
  Officers, office staff, designer and sales, salaries and related benefits                  8%               8%

  Commission expense                                                                         3%               3%
  Warehousing costs                                                                          6%               6%
  Royalty fees                                                                               2%               2%
  Rent expense                                                                               1%               1%
  Factor commissions                                                                         1%               1%

  Miscellaneous general corporate overhead expense                                           11%              9%

Hollywood

For the year ended June 30, 2003 and 2002, Hollywood generated no sales from its motion picture "Dirty Laundry". Although sales prior to and including the year ended June 30, 2003 were minimal, the Company is expending efforts to effect increased sales during the fiscal year ending June 30, 2004 and thereafter as a result of the implementation of a new marketing strategy which among other things, emphasizes the development of new marketing and distribution arrangements for "Dirty Laundry". Upon a review of the net realizable value of the movie cost, management has determined that a $0 and $208,564 write down was necessary as of June 30, 2003 and 2002, respectively, Accordingly, Hollywood generated a loss of $663 and $214,064 for the year ended June 30, 2003 and 2002, respectively. The loss of $16,258 includes an equity loss of $14,241 from Hollywood's investments in The Girl. LLC, a joint venture.

Subsequent to "Dirty Laundry", Hollywood also has invested in other movie ventures, some of which have generated revenue to date. See "Investment in Joint Ventures."

Shopnet.com

For the year ended June 30, 2003 and 2002, Shopnet generated no income.

Shopnet's selling, general, and administrative expense amounted to $306,553 and $367,902 for the year ended June 30, 2003 and 2002. This represents a decrease of $61,349 or approximately 17%.

The major components of the Company's expenses are as follows for the year ended December 31:

                                                                                                   2003              2002
                                                                                              --------------    --------------
    Salaries (officer and office staff) and stock compensation and related benefits                 $126,911         $ 140,733

    Rent                                                                                               -               19,510
    Legal and professional fees                                                                       48,619          109,193
    Consulting fees                                                                                   53,400           35,070
    Other general corporate and administrative expense                                                77,623           63,396

Shopnet generated a net loss of $306,553 and $352,501 for the year ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

At June 30,2003, the Company's consolidated working capital deficit amounted to $914,146.

At June 30, 2003, current assets consisted primarily of accounts receivables of $158,963, and prepaid expenses of $237,708 and restricted cash of $250,000.

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

Shopnet under a separate Security Agreement dated September 15, 2001 guarantees the agreement. In exchange for the letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (1-3/4%) of net sales through September 30, 2011. In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty five days after the close of each fiscal quarter. The fees are effective October 1, 2001. In September 2003, the letter of credit secured by RAYA was drawn on by Century, reducing Breaking Waves' liability to Century.

In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten-year term to provide financial consulting services.

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

In September 2003, the letter of credit secured by the Trust was drawn upon by Century, reducing Breaking Waves' liability to Century.

The funds were deposited as cash collateral with Century to replace the reduced portion of the letter of credit secured by the Trust.

All obligations under this agreement are guaranteed by the Company as well as by ARC Financial and are secured by a security interest in all of the Company's assets, which are second in priority to Century.

As compensation, Breaking Waves paid to TERE all interest received from or credited to it by Century on the sums deposited pursuant to the Cash Collateral Agreement when received.

The term of the loan is for ten years.

ARC has agreed to pay to TERE, interest at the rate of 8% per annum on a quarterly basis.

The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the year ended June 30, 2003:

                                             % of
                                           Net Sales           Amount
                                        ---------------     -------------

                  RAYA                       0.58                $ 44,076
                  ZAT                         .24                  17,934
                  ARC                        1.75                 132,988
                                        ---------------     -------------

                                             2.57               $ 194,998
                                        ===============     =============

Interest expense related to the factor agreement totaled $205,591 and $248,303 for the year ended June 30, 2003 and 2002, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 2003, the net advances to Breaking Waves from Century amounted to $1,054,187.

On November 8, 2002, the Company borrowed the sum of $50,000 in the form of a promissory note from Amigal Salit, Ltd., an unrelated party. The note, which is non-interest bearing, is due on or before August 15, 2003.

On the same date, the Company entered into an agreement with ARC Financial Corporation, whereby the Company using the proceeds received from Amigal Salit, Ltd., agreed to pay $50,000 as an advance against fees to be owned by Breaking Waves to ARC Financial Corporation in connection with Breaking Waves obligation to pay certain fees to ARC as part of a consulting agreement as described in
Note 9 herein.

The Company and Breaking Waves have experienced a significant cash shortfall in the months following June 30, 2003. In September, the Company obtained a loan in the amount of $44,000 from U.S. Biomedical Corporation, a company whose former chief operating officer is the son-in-law of the Company's president. The term of the loan is for one year and it matures on September 9, 2004. The loan may be repaid, at U.S. Biomedical's option, either in cash or non-registered stock of the Company. Additionally, in September, the Company's president loaned the sum of $5,000 to the Company on an interest free basis. On October 21, 2003, Breaking Waves was notified by Century that it was in default of its factoring agreement due to non payment of its obligations and that Century, under its factoring agreement with Breaking Waves, now has the option to foreclose on Breaking Waves' trademark and other collateral at anytime subsequent to October 21, 2003. As of November 18, 2003, no such action has been taken by Century.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in (a) raising this additional capital on acceptable terms or at all or (b) achieving profitable operations.

Investments in Joint Ventures

Battle Studies

Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through June 30, 2002, $212,385 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies will be treated as joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

The Company accounts for the investment in Battle Studies on the equity method. For the year ended June 30, 2003, and the year ended June 30, 2002 the Company recorded $793 and $2,355, respectively, of equity losses for its proportionate share of Battle Studies. No revenues have been derived from this film as of June 30, 2003 and June 30, 2002.

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

The Girl

Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested, through June 30, 2003, $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of any contingent compensation which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

Hollywood accounts for the investments in The Girl under the equity method. For the year ended June 30, 2003, and the year ended June 30, 2002, the Company recorded $14,241 and $0, respectively, in net equity losses.

Lease Commitments

Shopnet and Breaking Waves have entered into lease agreements for their administrative offices. Shopnet leases its administrative offices. Shopnet leased its administrative office pursuant to a 5-year lease that expired on November 30, 2001 at annual rent amounting to approximately $70,000, before annual escalations.

Breaking Waves terminated its lease effective November 30, 2001. A new 6-year lease expiring September 30, 2007 was signed in July 2001 and is effective beginning December 1, 2001. Annual rent under the new lease is $84,915 through December 31, 2004 and $95,760 for the remainder of the lease. Lastly, Breaking Waves leases an offsite office for one of its designers on a month-to-month basis with annual payments approximating $11,000.

The Company and Breaking Waves' approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2003 are as follows:

      For the fiscal year ended June 30:

      2004                                                    $84,915
      2005                                                     90,338
      2006                                                     95,760
      2007                                                     95,760
      Thereafter                                               23,940
                                                        --------------
                                                            $ 390,713
                                                        ==============

Rent expense for the year ended June 30, 2003 amounted to $81,646 and for the year ended June 30, 2002 amounted to $94,508.

License Agreements

During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., as Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $163,019 and $73,408 for the year ended June 30, 2003 and for the year ended June 30, 2002.

On July 29, 2002, Breaking Waves entered into a licensing agreement with LMH, Inc. whereby Breaking Waves was granted exclusive use of certain trademarks, namely "Little Me" and "Muffings" in the United States, Canada and Mexico, and the use of "Tapioca" and "Juniper" solely in the United States.

The licensing agreement has a term of three years ending on July 31, 2005, unless terminated earlier and agreed to by both parties.

In consideration of both the license granted and the design services to be performed by LMH, Breaking Waves has agreed to pay a sales royalty equal to 5% of net sales of the Licensor's products.

Under the terms of the agreement, Breaking Waves agreed to guarantee a minimum royalty payment of $10,000 for the period August 1, 2002 to July 31, 2003.

For the second and third years of the agreement, Breaking Waves agreed to pay a minimum royalty of $20,000 payable in four quarterly installments.

ITEM 7. FINANCIAL STATEMENTS

The financial statements for the year ended June 30, 2003 are attached to this filing after the signature page.

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

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures

     As of June 30, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act.

Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                               Age                  Position

Harold Rashbaum                    75                   President, CEO, CFO and
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

Harold Rashbaum, age 75, has been the President, Chief Executive Officer, Chief Financial Officer and a Director of the Company since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves, Inc. ("Breaking Waves"), a New York company which is a wholly-owned subsidiary of the Company. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of the Company. Since September 1996, Mr. Rashbaum has been the Chairman of the Board of Directors of Play Co. Toys & Entertainment Corp. ("Play Co."), a public entity whose Common Stock, Series E Stock and Series E Warrants are quoted on the over-the-counter market on the OTC Bulletin Board. Mr. Rashbaum was a management consultant to Play Co. from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys International, Inc. ("Toys"), a majority-owned subsidiary of Play Co. whose Common stock is traded on the SMAX segment of the Frankfurt Stock Exchange. On March 28, 2001, Play Co., Toys and Play Co. Toys Canyon Country, Inc. ("Play Co. Toys Canyon") each filed for protection under Chapter 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. In August 2001, the case was converted to a Chapter 7 filing. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder.

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

No person ("a Reporting Person") who during the year ended June 30, 2003was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16 of the Act. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash And Certain Other Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2003, June 30, 2002 and the six month period ended June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                         Long-Term Compensation
                                                                           Awards                      Payouts
                                                         Other                       Securities
                                                         Annual       Restricted     Underlying                   All Other
                                                         Compen-      Stock          Options/        LTIP         Compen-
Name and Principal                 Salary      Bonus     sation       Award(s)       SARs            Payouts      sation
Position                  Year     ($)         ($)       ($)          ($)            (#)             ($)          ($)
Harold Rashbaum
  President,  CEO, CFO
  And Director            2003     116,645     --        --           --             --              --           --
                          2002     115,929     --        --           --             --              --           --
                          2001     70,000(1)   --        --           --             --              --           --
========================= ======== =========== ========= ============ ============== =============== ============ ============

(1) Mr. Rashbaum received $70,000 of salary during the six month period ended June 30, 2001.
(2) Represents an aggregate of 44,000 shares of Common Stock underlying options exercisable at $1.38 per share, granted in April 1999.

Stock Options

The following table contains information regarding options to purchase Common Stock held at June 30, 2003 and June 31, 2002 by the Company's executive officer named in the Executive Compensation Table above.

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

(1) No options were exercised in the years ended June 30, 2003 and June 30, 2002.

(2) Represents an aggregate of 88,000 shares of Common Stock underlying options granted in March 1997 under the Company's Senior Management Incentive Plan, currently exercisable at $1.46 per share, and an aggregate of 44,000 shares of Common Stock underlying options granted in April 1999, currently exercisable at $1.38 per share.

(3) The options had no value at either June 30, 2003 or June 30, 2002, since as of such dates the aggregate exercise price of the options exceeded the aggregate market value of the underlying shares (based on the closing sales prices of the Company's Common Stock.)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of November 20, 2003 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or director nominee of the Company (iii) each executive officer of the Company for whom information is given in the Summary Compensation Table in this proxy statement and (iv) all officers and directors as a group. Except to the extent indicated in the footnotes to the following table or otherwise as specified in this Proxy Statement, each of the individuals/entities listed below possesses sole voting power with respect to the shares of Common Stock listed opposite his/its name.

           Name and Address                       Number of Shares            Percent of Common Stock Beneficially
        of Beneficial Owner (1)                 Beneficially Owned (1)                     Owned (1)(2)
        -----------------------                 ----------------------                     ------------
Fiduciara Biaggini
Via Vanoni # 6                                        5,075,120                              62.9%
Lugano, Switzerland
CH 6901 (3)

American Telecom Corp.
C/o MW Todtman McNamara Chamber
P.O. Box 47 Road Town                                   53,100(4)                             .65%
Tortola, BVI

Harold Rashbaum                                        252,000(5)                            3.12%

All Officers and Directors as a Group                   252,000                              3.12%
(one person)

* Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o Shopnet.Com, Inc., 112 West 34th Street, New York, New York 10120. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from September 20, 2003 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 8,067,462 shares of common stock outstanding as of September 20, 2003.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended June 30, 2003 and 2002 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $37,000 and $22,900, respectively.

Breaking Waves' Loan and Security Agreement with Century Business Credit Corporation ("Century") dated December 20, 2000 requires the provision of one or more letters of credit in the aggregate amount of $1,150,000 to partially secure the line of credit. Pursuant to the terms of a Reimbursement and Compensation Agreement ("Reimbursement and Compensation Agreement"), a trust ("Trust"), the beneficiary of which is the granddaughter of Harold Rashbaum, the Company's Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer, and the daughter of Mr. Arbel, a former principal stockholder, provided the security underlying a letter of credit in the amount of $250,000 issued by a bank to replace a portion of a letter of credit previously provided by the Company. Breaking Waves agreed to reimburse the Trust for any and all losses, fees, charges and expenses to the Trust in the event the letter of credit is called by Century and the issuing bank makes payment and then demands reimbursement from the Trust. Breaking Waves' obligations are guaranteed by the Company in addition to being secured by a first security interest in all of the assets of the Company and a subordinate security interest in all of the assets of Breaking Waves. Breaking Waves paid a fee of $42,500 to the Trust and reimbursed the Trust for all related professional and other fees incurred by the Trust in connection with such transaction.

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

In September 2001, Century increased the required security in the form of letters of credit from $1,150,000 to 1,450,000. The Company also sought to raise additional funds to secure the letter of credit in order to have available to it additional working capital.

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

The following table summarizes the percentage due to each party, as noted above, as a percentage of net sales for the year ended June 30, 2003:

                                                  % of
                                                Net Sales           Amount
                                             ----------------    -------------
                  RAYA                            0.58                $44,076
                  ZAT                             0.24                 17,934
                  ARC                             1.75                132,988
                                             ----------------    -------------
                  Total                           2.57               $194,998
                                             ================    =============

In August 2000, Breaking Waves received an $80,000 advance from Play Co. against future orders of merchandise. No orders were received against this advance and in December 2000 Breaking Waves repaid the full $80,000 to Play Co.

In October 1996, pursuant to a promissory note, the Company loaned Harold Rashbaum its President, Chief Financial Officer and Chief Executive Officer a total of $50,000 bearing interest at 6 1/2% payable over three years. As of June 30, 2003, the unpaid portion, which is due on demand, amounted to $37,000, which has been classified as current. As of June 30, 2003, the Company's President was also advanced additional funds totaling $3,000 which are non-interest bearing and due on demand and are classified as current.

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

During the years ended June 30, 2003 and June 30, 2002, the Company paid $24,000 and $24,000, respectively, in financial consulting fees to DRA Consulting, Inc., a company whose president is the daughter of the Company's Chairman of the Board, President, Chief Executive Officer.

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

None.

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

10.20                    Cyclone  Option  Agreement  (incorporated  by  reference  to the  indicated  exhibit in the
                         Post-Effective Amendment No. 1)
10.21                    Cyclone  Co-Writer  Agreement  (incorporated  by reference to the indicated  exhibit in the
                         Post-Effective Amendment No.)
10.22                    Heller  Financial  Agreement  (incorporated  by reference to the  indicated  exhibit in the
                         Post-Effective Amendment No. 2)
10.23                    Non-Executive  Director Stock Option Plan  (incorporated  by reference to Appendix B in the
                         Proxy Statement for the Company's June 1997 Annual Meeting)
10.24                    Kawasaki Motors Corp.,  USA "Jet Ski" License  Agreement  (incorporated by reference to the indicated exhibit in the Company's 10-KSB for the year ended December 31, 1997)
10.25                    Amendment to lease at 112 West 34th Street, New York,
                         New York (incorporated by reference to the indicated
                         exhibit in the Company's 10-KSB for the year ended
                         December 31, 1997)
10.26                    Form of Subscription  Agreement used in connection with the Company's February 1998 Private
                         Placement (incorporated by reference to the indicated
                         exhibit in the Company's 10-KSB for the year ended
                         December 31, 1997)
10.27                    Form of  Subscription  Agreement  used in  connection  with the  Company's May 1998 Private
                         Placement (incorporated by reference to the indicated
                         exhibit in the Company's 10-KSB for the year ended
                         December 31, 1998)
10.28                    Amendment  to  Employment   Agreement  with  Michael   Friedland   dated  January  1,  1998
                         (incorporated  by reference to the indicated  exhibit in the Company's  10-KSB for the year ended December 31, 1998)
10.29                    Amendment to Employment  Agreement with Malcolm Becker dated January 1, 1998  (incorporated by reference to the indicated  exhibit in the Company's  10-KSB for the year ended December
                         31, 1998)
10.30                    Second  Amendment  to  Employment  Agreement  with  Malcolm  Becker  dated  January 1, 1999
                         (incorporated  by reference to the indicated  exhibit in the Company's  10-KSB for the year ended December 31, 1998)
10.31                    Lease for premises at 14 East 60th Street,  Room 402, New York, New York  (incorporated  by reference to the indicated  exhibit in the Company's  10-QSB for the quarter ended June 30,
                         1999)
10.32                    Option Agreement - Robb Peck McCooey Clearing
                         Corporation (incorporated by reference to the indicated
                         exhibit in the Company's 10-QSB for the quarter ended
                         September 30, 1999)
10.33                    License Agreement with Gottex Models Ltd, dated November 1, 2000
10.34                    Factoring Agreement with Century Business Credit Corp. dated September 12, 2000
10.35                    Supplement to factoring or Security  Agreement with Century  Business  Credit  Corporation, dated August 14, 2000
10.36                    Corporate  Guaranty  unlimited  between Century  Business  Credit  Corporation and ShopNet, dated August 14, 2000
10.37                    Trademark  Collateral  Security  Agreement between Century Business Credit  Corporation and
                         Breaking Waves, dated August 14, 2000.
10.38                    Consulting Agreement with Larry Nash, Inc., dated August 5, 2000
10.39                    Lease  between 112 West 34th Street  Company,  as landlord,  and Breaking  Waves,  Inc., as tenant, dated August 8, 2001.
16.1                     Letter from Scarano & Tomaro,  P.C.  regarding  dismissal of Scarano & Tomaro,  P.C. as the
                         Company's  auditors  (incorporated  by reference to the indicated  exhibit in the Company's
                         Form 8-K/A filed on November 24, 1998)
16.2                     Letter from Massella Rubenstein LLP   regarding  dismissal of Massella Rubenstein LLP as the
                         Company's  auditors  (incorporated  by reference to the indicated  exhibit in the Company's
                         Form 8-K filed on January 29, 2002)
21.1                     Subsidiaries of the Registrant
31.1                     Certification of the Chief Executive Officer and Chief Financial Officer of ShopNet.com, Inc.
                         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.1                     Certification of the Chief Executive Officer and Chief Financial Officer of ShopNet.com, Inc.
                         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended June 30, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $21,500 and $15,000, respectively.

Audit Related Fees. For the years ended June 30, 2003 and 2002, the Company incurred fees to auditors of $1,500 and $1,500 for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended June 30, 2003 and 2002 were $11,740 and $-0-, which fees primarily related to the Company's tax returns.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned hereunto duly authorized on the 25th day of November, 2003.

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


Date 11/25/03

                 /s/ Harold Rashbaum
                     Harold Rashbaum
                     Chairman of the Board,
                     Chief Executive Officer,
                     Chief Financial Officer
                     President, and Director

                SHOPNET.COM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                  Number
                                                                                              ---------------
    Independent auditors' report for the year ended June 30, 2003                                   F-1

    Consolidated balance sheets as of June 30, 2003 and June 30, 2002                               F-2

    Consolidated statements of operations for the years ended June 30, 2003 and
     June 30, 2002                                                                                  F-3

    Consolidated statements of stockholders' equity for the years ended June 30,
     2003 and June 30, 2002                                                                         F-4

    Consolidated statements of cash flows for the years ended June 30, 2003 and
     June 30, 2002                                                                                  F-5

    Notes to consolidated financial statements                                                      F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopnet.com, Inc. and subsidiaries as of June 30, 2003 and the consolidated results of its operations, changes in stockholders' equity and cash flows for the year ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEROME ROSENBERG, CPA, P.C.
August 21, 2003

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      As of June 30, 2003 and June 30, 2002

                                     ASSETS
                                                                                          June 30,               June 30,
                                                                                           2003                    2002
                                                                                    -------------------     ------------------
     Current assets:
          Cash                                                                      $           21,248      $           3,309
          Restricted cash (Note 9)                                                             250,000                      -
          Accounts receivable, net (Note 3)                                                    158,963                107,227
          Inventory                                                                             78,250                230,049
          Prepaid expenses (Note 5)                                                            237,708                298,968
          Advances to officer                                                                   40,000                 40,000
                                                                                    -------------------     ------------------
                Total current assets                                                           786,169                679,553

          Property and equipment, net (Note 4)                                                  82,344                 70,044
          Film production and distribution costs, net                                        1,204,728              1,204,728
          Costs in excess of net assets of business acquired (Note 6)                          727,261                727,261
          Investments in movie ventures (Note 7)                                               232,158                246,399
          Deferred tax asset-non-current                                                       225,822                224,240
          Other assets                                                                          12,498                 27,078
                                                                                    -------------------     ------------------
                Total assets                                                        $        3,270,980      $       3,179,303
                                                                                    ===================     ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Note payable (Note 17)                                                    $           50,000      $               -
          Due to factor (Note 9)                                                             1,054,187                690,595
          Accounts payable                                                                     533,497                280,003
          Accrued expenses (Note 8)                                                             42,587                  4,782
          Capital lease obligations                                                             14,108                  3,938
          Other taxes payable                                                                    2,316                  2,214
          Deferred tax liability                                                                 3,620                  5,188
                                                                                    -------------------     ------------------
                Total current liabilities                                                    1,700,315                986,720
                                                                                    -------------------     ------------------


     Long Term Liabilities:
          Note Payable (Note 9)                                                                250,000                      -
                                                                                    -------------------     ------------------
                Total liabilities                                                            1,950,315                986,720
                                                                                    -------------------     ------------------

     Commitments and contingencies

     Stockholders' equity
          Common stock- $.001 par value, 20,000,000 shares authorized, 8,067,462 shares issued and outstanding at June 30, 2003 and 7,472,224 shares issued and
            outstanding at June 30, 2002                                                         8,067                  7,472
          Capital in excess of par value                                                     6,653,257              6,638,852
          Accumulated deficit                                                               (5,340,659)            (4,453,741)
                                                                                    -------------------     ------------------
                Total stockholders' equity                                                   1,320,665              2,192,583
                                                                                    -------------------     ------------------
          Total liabilities and stockholders' equity                                $        3,270,980      $       3,179,303
                                                                                    ===================     ==================

            The accompanying notes should be read in conjunction with
                     the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
               For the Years ended June 30, 2003 and June 30, 2002

                                                                           June 30,              June 30,
                                                                             2003                  2002
                                                                      ------------------    ------------------
     Net sales                                                        $       7,599,223     $       7,702,798
     Cost of sales                                                            5,257,972             5,065,879
                                                                      ------------------    ------------------
     Gross profit                                                             2,341,251             2,636,919
                                                                      ------------------    ------------------
     Expenses:
     Selling, general, and administrative                                     2,806,222             2,642,847
                                                                      ------------------    ------------------
     Total expenses                                                           2,806,222             2,642,847
                                                                      ------------------    ------------------

     Loss before other income (expenses) and income tax benefit                (464,971)               (5,928)
                                                                      ------------------    ------------------
     Other income (expenses):
     Equity in earnings (loss) of affiliate                                     (14,241)                 (695)
     Rental income                                                                    -                 9,050
     Interest and finance expense                                              (409,419)             (450,199)
     Interest income                                                              1,713                11,008
                                                                      ------------------    ------------------

     Total other income (expense)                                              (421,947)             (430,836)
                                                                      ------------------    ------------------

     Loss before income tax benefit                                            (886,918)             (436,764)
     Income tax benefit                                                               -                   202
                                                                      ------------------    ------------------

     Net loss                                                                  (886,918)             (436,562)
                                                                      ------------------    ------------------

     Other items of comprehensive loss                                                -                (6,350)
                                                                      ------------------    ------------------

     Comprehensive loss                                               $        (886,918)    $        (442,912)
                                                                      ------------------    ------------------

     Basic and diluted loss per share:                                $            (.11)    $            (.06)
                                                                      ==================    ==================

     Weighted average number of common shares outstanding                     7,869,049             7,472,244
                                                                      ==================    ==================

            The accompanying notes should be read in conjunction with
                     the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For The Years Ended June 30, 2003 and June 30, 2002

                                                                                                           Accumulated
                                                                 Additional                      5%          Other          Total
                                          Common Stock            Paid-in     Accumulated    Convertible  Comprehensive Stockholders
                                     Shares           Amount      Capital       Deficit      Debentures   Income (loss)     Equity
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at June 30, 2001
(Balance forward)                     7,472,244   $     7,472   $ 6,638,852   $(4,017,179)  $         -   $     6,350   $ 2,635,495

Unrealized loss on marketable
 securities                                   -             -            -              -             -        (6,350)       (6,350)

Loss for the year ended
 June 30, 2002                                -             -            -       (436,562)            -             -      (436,562)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at June 30, 2002             7,472,224         7,472     6,638,852    (4,453,741)            -             -     2,192,583

August 28, 2002, issuance of
 5% Convertible debentures                    -             -            -              -        15,000             -        15,000

Nov. 6, 2002-Conversion of
 debentures into 595,238 shares         595,238           595       14,405              -       (15,000)            -             -

Net loss for the year ended
 June 30, 2003                                -             -             -      (886,918)            -             -      (886,918)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at June 30, 2003             8,067,462   $     8,067   $ 6,653,257   $(5,340,659)  $         -   $         -   $ 1,320,665
                                    ============  ============  ============  ============  ============  ============  ============


           The accompanying notes should be read in conjunction with the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               For the Years Ended June 30, 2003 and June 30, 2002

                                                                                      June 30,              June 30,
                                                                                       2003                  2002
                                                                                 ------------------    -----------------
     Cash flows from operating activities:
        Net loss                                                                 $        (886,918)    $       (436,562)
                                                                                 ------------------    -----------------
        Adjustments to reconcile net income to net cash used in operating activities:
             Equity in loss of affiliate                                                    14,241                  695
             Amortization and depreciation                                                  27,871               36,286

     Decrease (increase) in:
             Cash-restricted                                                              (250,000)             969,582
             Accounts receivable                                                             5,848               58,597
             Other receivables                                                             (57,584)             (25,384)
             Inventory                                                                     151,799              566,489
             Prepaid expenses                                                               61,260             (228,206)
             Deferred tax asset                                                             (1,582)             (21,740)
             Other assets                                                                   14,580               (6,443)
     Increase (decrease) in:
             Accounts payable                                                              253,494              141,170
             Accrued expenses                                                               37,805              (17,183)
             Deferred tax liability                                                         (1,568)               1,582
             Other taxes payable                                                               102                1,471
                                                                                 ------------------    -----------------
             Net adjustment                                                                256,266            1,476,916

     Net cash (used for) provided by operating activities                                 (630,652)           1,040,354
                                                                                 ------------------    -----------------

     Cash flows from investing activities:

        Acquisition of property and equipment                                              (40,171)             (34,193)
        Investment in movie ventures                                                             -                  (40)
                                                                                 ------------------    -----------------

     Net cash used in investing activities                                       $         (40,171)    $        (34,233)
                                                                                 ==================    =================

            The accompanying notes should be read in conjunction with
                     the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               For the Years Ended June 30, 2003 and June 30, 2002
                                   (Continued)

                                                                                      June 30,              June 30,
                                                                                        2003                  2002
                                                                                 ------------------    ------------------
     Cash flows from financing activities:

         Principal payments on capital lease obligations                         $          (7,493)    $         (17,773)
         Net proceeds from factoring agreement                                             363,592            (1,009,742)
         Proceeds from sale of common stock                                                 15,000                     -
         Issuance of note payable                                                           50,000                     -
         Issuance of long-term note payable                                                250,000                     -
         Increase in capital leases                                                         17,663                     -
                                                                                 ------------------    ------------------

     Net cash provided by (used in) financing activities                                   688,762            (1,027,515)
                                                                                 ------------------    ------------------

     Net decrease in cash                                                                   17,939               (21,394)

     Cash, beginning of period                                                               3,309                24,703
                                                                                 ------------------    ------------------

     Cash, end of period                                                         $          21,248     $           3,309
                                                                                 ==================    ==================
     Supplemental disclosure of cash flow information:
     cash paid for:

             Interest                                                            $         314,572     $         415,456
                                                                                 ==================    ==================
             Income taxes                                                        $               -     $               -
                                                                                 ==================    ==================

            The accompanying notes should be read in conjunction with
                     the consolidated financial statements

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-   ORGANIZATION

          Shopnet.com, Inc. ("Shopnet") was incorporated in the State of Delaware on December 1, 1995 under the name of Hollywood Productions, Inc. It was formed for the purpose of acquiring screenplays and producing motion pictures. On May 10, 1999, the Company filed an amendment to its Articles of Incorporation to change its name to Shopnet.com, Inc. On May 12, 1999, Shopnet incorporated a new wholly owned subsidiary, Hollywood Productions, Inc. ("Hollywood"), to which the Company assigned all of its film rights. Accordingly, Shopnet is considered a holding company. During September 1996, simultaneously with the completion of its Initial Public Offering ("IPO"), Shopnet acquired all of the capital stock of Breaking Waves, Inc. ("Breaking Waves"). Breaking Waves designs, manufactures, and distributes private and brand name labels of children's swimwear nationally. As of June 30, 2001, Shopnet and all of its subsidiaries changed their financial year-end from December 31st to June 30th.


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of consolidation

          The accompanying consolidated financial statements include the accounts of Shopnet and its wholly owned subsidiaries, Breaking Waves and Hollywood (collectively referred to as the "Company"), after elimination of all significant intercompany transactions and accounts. Affiliated companies, which are 20 to 50 percent owned, are accounted for under the equity method.

     b)   Cash and cash equivalents

          The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2003 the Company did not maintain balances in accounts, which were in excess of Federal Deposit Insurance Corporation limits.

     c)   Accounts Receivable:

          The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on review of the individual accounts outstanding based on the surrounding facts. As of June 30, 2003 management provided an allowance of $20,000. The accounts receivable balance on the balance sheet as of June 30, 2003 is shown net of this allowance.

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

     f)   Property and Equipment:

          Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the Straight-Line and the Modified Accelerated Cost Recovery System (MACRS) method over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are charged to operations as operating expenses, when incurred.

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

          For the year ended June 30, 2003, the Company determined that the estimated net realizable value had not changed from what was reported at June 30, 2002 and accordingly made no adjustment to the estimated net realizable value.

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

          The Company has determined that no impairment exists as of June 30, 2003. Accordingly, the book value has not been written down.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k)   Revenue and cost recognition: (continued)

          The company recognizes revenue in accordance with the provisions of statement or financial Accounting Standard No. 139 and American Institute of Certified Public Accountants, Statement of Position 00-2 ("SOP 00-2"), "Accounting by Producers and Distributors of Films,". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company uses the individual film forecast method to amortize film costs.

     l)   Earnings per share:

          Earnings per common share are computed pursuant to SFAS no. 128 "Earnings Per Share." Basic earnings per share are computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. Both basic earnings per share and diluted earnings per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been anti-dilutive.


     m)   Use of estimates:

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimate with regard to these financial statements is the estimate of projected income of motion pictures, which is the basis used in amortizing film production and distribution costs. Actual results could differ from those estimates.


     n)   Fair value disclosure at June 30, 2003:

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

     p)   Cost in excess of net assets of business acquired:

          Cost in excess of net assets of business acquired in connection with the acquisition of Breaking Waves were amortized through June 30, 2002 on a straight line basis over the estimated useful life of the related assets acquired for a period of fifteen years. No amortization was recorded for the years ended June 30, 2003 and June 30, 2002. (See
          Note 6)

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     q)   Accounting for stock-based compensation:

          The Company elected to continue to measure compensation cost using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as is permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options issued under the Incentive Plan, as the exercise price and market value at the date of grant were the same.

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


                                            June 30,              June 30,
                                              2003                 2002
                                        -----------------    -----------------
          Net income (loss)-
                as reported             $       (886,918)    $       (436,562)
                                        =================    =================
                pro forma               $       (886,918)    $       (436,562)
                                        =================    =================

          Basic and Diluted EPS-
                as reported             $           (.11)    $           (.06)
                                        =================    =================
                pro forma               $           (.11)    $           (.06)

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  ACCOUNTS RECEIVABLE

          Accounts receivable is comprised of the following:

                                                            June 30,          June 30,
                                                              2003              2002
                                                         --------------    -------------

              Accounts receivable                        $      33,261     $     41,207
              Charge back receivables                          145,702          132,000
                                                         --------------    -------------
              Total receivables                                178,963           17,199
                                                         --------------    -------------

              Less: allowance for doubtful accounts            (20,000)         (20,000)
                                                         --------------    -------------
              Net accounts receivables                   $     158,233     $    107,227
                                                         ==============    =============

          Charge back receivables represent various amounts that are temporarily withheld for payment by various customers until certain conditions are fulfilled. These amounts are considered fully collectible by Breaking Waves and are categorized as a current asset.


NOTE 4 -  PROPERTY AND EQUIPMENT

          Property and equipment is comprised of the following:

                                                           June 30,          June 30,
                                                             2003              2002
                                                         --------------    -------------

              Furniture & fixtures                       $      43,869     $     41,207
              Computer equipment and software                  170,134          132,000
              Leasehold improvements                            16,574           17,199
                                                         --------------    -------------
                                                               230,577          190,406
              Less: accumulated depreciation
                    and amortization                           148,233          120,362
                                                         --------------    -------------
                                                         $      82,344     $     70,044
                                                         ==============    =============

          Computer equipment and software amounting to $79,169 is pledged in connection with capital lease obligations.

          Depreciation and amortization expense for the year ended June 30, 2003 and for the year ended June 30, 2002 amounted to $27,871, and $36,286, respectively.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-  PREPAID EXPENSES

          Prepaid expenses are comprised of the following:

                                                            June 30,            June 30,
                                                              2003                2002
                                                         ----------------    ---------------
              Prepaid insurance                          $         4,454     $       23,167
              Prepaid taxes                                        6,120             22,641
              Prepaid consulting fee (See Note 9)                177,650            198,550
              Prepaid salaries                                         -              3,422
              Other prepaid expenses                              49,484             51,188
                                                         ----------------    ---------------
              Total prepaid expenses                     $       237,708           $298,968
                                                         ================    ===============

NOTE 6-  ACQUISITION OF BREAKING WAVES, INC.

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

          The Company has determined that no impairment exists as of June 30, 2003. Accordingly, the book value has not been written down.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-  INVESTMENTS IN MOVIE VENTURES

a)   Battle Studies

     Pursuant to a co-production agreement dated April 17, 1998 with North Folk Films, Inc., the Company invested through June 30, 2003, $212,385 for a 50% interest in a new entity, Battle Studies Productions, LLC ("Battle Studies") a limited liability company. Battle Studies is accounted for as joint venture in order to co-produce motion pictures and to finance the costs of production and distribution of such motion pictures. The joint venture retains all rights to the motion pictures, screenplays, and all ancillary rights attached thereto.

     The Company accounts for the investment in Battle Studies on the equity method. For the years ended June 30, 2003 and June 30, 2002 the Company, recorded equity losses of $793 and $2,355, respectively, for its proportionate share of Battle Studies losses. No revenues have been derived from this film as of June 30, 2003.

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

b)   The Girl

     Pursuant to an agreement dated July 1, 1999 with Artistic License Films Inc., Hollywood invested through June 30, 2003 $35,000 for a 22.533% interest in a new entity, The Girl, LLC ("The Girl") a limited liability company. In return for its participation in The Girl, Hollywood is entitled to receive a non-contested, non-dilutable 22.533% ownership interest in The Girl, a recoupment of its investment on no less favorable terms than any other investor and 22.533% of 100% of any contingent compensation, which shall be actually received by The Girl. The Girl retains all rights to the motion pictures, the screenplays, and all ancillary rights attached thereto.

     Hollywood accounts for the investments in The Girl under the equity method. For the year ended June 30, 2003 and the year ended June 30, 2002, the Company recorded $14,241 and $0, respectively, in net equity losses.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-  ACCRUED EXPENSES

         Accrued expenses are comprised of the following:
                                                          June 30,         June 30,
                                                            2003             2002
                                                        -------------    ------------
             Professional fees                          $      6,729     $     4,718
             Other corporate overhead                         35,858              64
                                                        -------------    ------------
                                                        $     42,587     $     4,782
                                                        =============    ============

NOTE 9-  DUE TO FACTOR

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

NOTE 9-  DUE TO FACTOR (Continued)

          Century Business Credit Corporation (continued)

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

          On September 15, 2001, the Company entered into a Reimbursement Agreement with relatives of an individual who is related to the President and CEO of the Company ("RAYA") who pledged assets as collateral for securing a $300,000 letter of credit as additional collateral to secure Breaking Waves' Loan and Security Agreement with Century. Absent any default, the letter of credit will remain in effect for ten years. Shopnet under a separate Security Agreement dated September 15, 2001 guarantees the agreement. In September 2003, the letter of credit secured by RAYA was drawn upon by Century reducing Breaking Waves' liability to Century.

          In exchange for the letters of credit, the Trust and RAYA will proportionately, based on the total outstanding letters of credit, receive a fee of one and one quarter percent (1-1/4%) of net sales of Breaking Waves through June 30, 2002 and thereafter one and three quarters percent (1-3/4%) of net sales through September 30, 2011. In October 2001, the Trust and RAYA received advance payments to be applied towards future fees of $24,500 and $12,250, respectively. All future payments are payable forty-five days after the close of each fiscal quarter. The fees are effective October 1, 2001.

          In September 2001, the Company and Breaking Waves retained Arc Financial Corp. ("ARC"), a British Virgin Island company, for a ten-year term to provide financial consulting services.

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9-  DUE TO FACTOR (Continued)

          Century Business Credit Corporation (Continued)

          The following table summarizes the percentage due each party, as noted above, as a percentage of net sales for the year ended June 30, 2003:

                                             % of
                                           Net Sales            Amount
                                        ---------------     --------------
                 RAYA                        0.58                 $ 44,076
                  ZAT                        0.24                   17,934
                  ARC                        1.75                  132,988
                                        ---------------     --------------
                                             2.57                 $194,998
                                        ===============     ==============

          In December 2002, Breaking Waves entered into a Reimbursement and Compensation Agreement with TERE, S.A., a Swiss entity. As a consequence of Century being unwilling to grant credit to Breaking Waves unless it received one or more letters of credit satisfactory to it as well as cash collateral to partially secure the line of credit in such amounts, as it deems appropriate, the Trust reduced the letter of Credit secured by it to $500,000. TERE, S.A. agreed to loan Breaking Waves the sum of $250,000 represented by a promissory note. The funds were deposited as cash collateral with Century to replace the reduced portion of the letter of credit secured by the Trust.

          In September 2003, the letter of credit secured by the Trust was drawn upon by Century, reducing Breaking Waves' liability to Century. The sum of $250,000 in cash on deposit with Century has been classified on the accompanying balance sheet as restricted cash.

          All obligations under this agreement are guaranteed by the Company and are secured by a security interest in all of the Company's assets.

          As compensation, Breaking Waves paid to TERE all interest received from or credited to it by Century on the sums deposited pursuant to the Cash Collateral Agreement when received.

          The term of the loan is for ten years.

          ARC has agreed to pay to TERE, interest at the rate of 8% per annum on a quarterly basis.

          Interest expense related to the factor agreement totaled $205,591 and $248,303 for the year ended June 30, 2003 and 2002, respectively. Century has a secured interest in Breaking Waves' inventory as collateral for the advances. As of June 30, 2003, the net advances to Breaking Waves from Century amounted to $1,054,187.

          Additionally, see Note 18 (Subsequent Events).

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10- (BENEFIT OF) PROVISION FOR INCOME TAXES

          (Benefit of) provision for income taxes is comprised of the following:

                                                                                  Year ended              Year ended
                                                                                 June 30, 2003          June 30, 2002
                                                                               -----------------       -----------------
                  Current:
                      Federal                                                  $             -         $              -
                      State and local                                                       980                   1,380
                                                                               -----------------       -----------------

                                                                                            980                   1,380
                                                                               -----------------       -----------------
                  Deferred:
                      Federal                                                                 -                      -
                      State and local                                                    (1,582)                 (1,582)
                                                                               -----------------       -----------------

                                                                                         (1,582)                 (1,582)
                                                                               -----------------       -----------------
                  Total (benefit of) provision
                      for income taxes                                         $           (602)       $          (202)
                                                                               =================       =================

                  A reconciliation of the provision for income taxes on income per the federal statutory rate to the reported income tax
                  expense is as follows:
                                                                                   Year ended              Year ended
                                                                                 June 30, 2003           June 30, 2002
                                                                               -------------------    --------------------

                  Federal statutory rate applied to pretax loss                $                -     $                 -
                  State and local income taxes, net of federal income tax
                      benefit, applied to pretax loss                                           -                       -
                  Permanent differences                                                         -                       -
                  Increase in valuation allowance                                               -                       -
                  Current provision for state and local taxes                                 980                   1,380
                  (Increase) in deferred tax assets                                        (1,582)                 (1,582)
                                                                               -------------------     -------------------
                  Increase (decrease) in deferred tax liability                $             (602)     $             (202)
                                                                               ===================     ===================

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- (BENEFIT OF) PROVISION FOR INCOME TAXES (Continued)

          The tax effect of significant items comprising the Company's net non-current deferred tax assets and liability are as follows:

                                                                                 June 30,           June 30,
                                                                                   2003               2002
                                                                             ----------------    ---------------
                  Net operating loss carryforwards                           $     1,477,334     $    1,401,500
                  Inventory capitalization                                            51,736             38,462
                  Write down of film costs                                                 -            150,000
                  Valuation allowance                                             (1,303,248)        (1,365,722)
                                                                             ----------------    ---------------
                  Deferred non-current tax asset                                     225,822            224,240
                                                                             ----------------    ---------------

                  Equity earnings (loss) of affiliate                                (14,241)             4,440
                  Depreciable assets                                                  17,861                748
                                                                             ----------------    ---------------
                  Deferred non-current tax liability                                   3,620              5,188
                                                                             ----------------    ---------------
                  Net non-current deferred tax asset                         $       222,202     $      219,052
                                                                             ================    ===============

          Shopnet and its subsidiaries have a tax year-end of December 31st and file a consolidated tax return for federal tax purposes. For state and local purposes, Shopnet and its subsidiaries file separate tax returns. As such, each entity computes its state and local tax based on its own taxable income or loss.

          At June 30, 2003 and June 30, 2002, the Company had a net operating loss carry-forward (NOL) of approximately $3,576,000 for federal tax purposes and $3,676,000 for state tax purposes, all of which expire between 2012 and 2022, Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.


NOTE 11-  COMMITMENTS AND CONTINGENCIES

a)   Lease commitments

     Shopnet and Breaking Waves jointly share their administrative offices under a lease agreement signed July 2001 by Breaking Waves. Shopnet is provided office space by Breaking Waves on a rent-free basis. The lease agreement expires on September 30, 2007. Annual rent under this lease is $84,915 through December 31, 2004 and $97,560 for the remainder of the lease period. Additionally, Breaking Waves leases an offsite office for one of its designers on a month-to-month basis with annual payments approximating $13,200.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-  COMMITMENTS AND CONTINGENCIES (Continued)

          Lease commitments (continued)

          The approximate annual future minimum rentals under non-cancelable operating lease signed by Breaking Waves are as follows:

                  For the fiscal year ended June 30:
                  2004                $      84,915
                  2005                       90,338
                  2006                       95,760
                  2007                       95,760
                  Thereafter                 23,940
                                      --------------
                                      $     390,713
                                      ==============

          Rent expense for the year ended June 30, 2003 and 2002 amounted to $108,869 and $94,508, respectively.

b)   Significant vendors and customers

          Breaking Waves purchases 100% of its inventory from three vendors, two in Indonesia (74%) and the other in The Republic of Korea (26%). Breaking Waves believes other sources and vendors are available and that it is not dependent exclusively on these vendors. For the year ended June 30, 2003, the year ended June 30, 2002 Breaking Waves had three customers, which comprised 44% and 36% of net sales, respectively.

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

d)   License agreements

          During June 2000, Breaking Waves entered into a license agreement with an effective date of November 1, 2000 with Gottex Models Ltd., an Israeli corporation and Gottex Models (USA) Corp., a New York corporation for the use of the trademark "Gottex" in the United States of America for children's swimwear. The agreement calls for a royalty fee of 7% of net sales with guaranteed minimum annual royalties of $70,000 to $140,000 over the life of the agreement. Breaking Waves recorded royalties under the agreement totaling $163,019 and $73,408 for the year ended June 30, 2003 and for the year ended June 30, 2002.

          On July 29, 2002 Breaking Waves entered into a licensing agreement with LMH, Inc. whereby Breaking Waves was granted exclusive use of certain trademarks, namely "Little Me" and

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-  COMMITMENTS AND CONTINGENCIES (Continued)

          License agreements (continued)

          "Muffings" in the United States, Canada and Mexico, and the use of "Tapioca" and "Juniper" solely in the United States.

          The licensing agreement has a term of three years ending on July 31, 200, unless terminated earlier and agreed to by both parties.

          In consideration of both the license granted and the design services to be performed by LMH, Breaking Waves has agreed to pay a sales royalty equal to 5% of net sales of the Licensor's products.

          Under the terms of the agreement, Breaking Waves agreed to guarantee a minimum royalty payment of $10,000 for the period August 1, 2002 to July 31, 2003.

          For the second and third years of the agreement, Breaking Waves agreed to pay a guaranteed minimum royalty of $20,000 payable in four quarterly installments.

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

          As of June 30, 2003 and June 30, 2002, the Company had invested $1,971,956 for the co-production and distribution of such motion pictures whereas the co-producers have invested $100,000. For the year ended June 30, 2003 and for the year ended June 30, 2002, the Company derived no revenues from the motion picture and had not amortized film costs.

          For the years ended June 30, 2003 and June 30, 2002, the Company has not written down its film production and distribution costs as the carrying value of the asset equals its estimated net realizable value.

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

          Litigation (continued)

          The plaintiff seeks, among other things, compensatory damages in the amount of $497,500, punitive damages in the amount of $995,000, together with costs and attorney's fees. The Company intends to contest the action vigorously and believes that such claims against it are baseless and without merit.


NOTE 12-  STOCKHOLDERS' EQUITY

     a)   1996 Senior Management Incentive Plan

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-  STOCKHOLDERS' EQUITY (continued)

          1996 Senior Management Incentive Plan (continued)

          A summary of the status of the Company's stock options outstanding as of June 30, 2003 is as follows:

                                                                                          Number of             Exercise
                                                                                           Options                Price
                                                                                       -----------------    ----------------
                  Outstanding at December 31, 1999                                              176,000         $ 1.46-1.38
                      Granted                                                                         -                   -
                      Exercised                                                                       -                   -
                      Cancelled                                                                       -                   -
                                                                                       -----------------    ----------------
                  Outstanding at December 31, 2000                                              176,000         $ 1.46-1.38
                      Granted                                                                         -                   -
                      Exercised                                                                       -                   -
                      Cancelled                                                                       -                   -
                                                                                       -----------------    ----------------
                  Outstanding at June 30, 2001                                                  176,000         $ 1.46-1.38
                      Granted                                                                         -                   -
                      Exercised                                                                       -                   -
                      Cancelled                                                                 132,000                1.46
                                                                                       -----------------    ----------------
                  Outstanding at June 30, 2002                                                   44,000                1.38
                      Granted                                                                         -                   -
                      Exercised                                                                       -                   -
                      Cancelled                                                                       -                   -
                                                                                       -----------------    ----------------
                  Outstanding at June 30, 2003                                                   44,000            $   1.38
                                                                                       =================    ================

b)   Warrants


     i) Initially, each Warrant issued in the initial public offering of September 24, 1996 entitled the holders thereof to purchase one share of the Company's common stock at an exercise price of $6.50 per share, until September 9, 2002. On August 31, 2002, the Company extended the term of its warrants by 18 months. On June 23, 1997, the Board of Directors approved a reduction in the exercise price of the Warrants from $6.50 to $3.00. On February 5, 1998, the Company affected a one for three reverse split of the Company's common stock.

     ii) Accordingly, the Company adjusted the terms of the Warrants to reflect the reverse split such that exercise of three Warrants would entitle the holder to purchase one share of common stock at an exercise price of $9.00. Giving effect to the January 1999 100% common stock dividend, the January 2001 10% common stock dividend and the May 2001 20% common stock dividend, the warrants have been cumulatively adjusted such that the exercise of each warrant at an exercise price of $3.41 purchases .88 of a share of common stock. The warrants expired on March 10, 2003.

                       SHOPNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-  STOCKHOLDERS' EQUITY (continued)

          Warrants (continued)


     iii) On April 15, 1998, the Company's Board of Directors authorized the distribution of warrants to all shareholders of the Company's common stock as of May 8, 1998. Pursuant to the distribution, each shareholder of record will receive one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants, which are exercisable for a period of three years, commencing one year after issuance and receipt by shareholder, shall be issued and distributed once the Company has file a registration statement for same and same has been declared effective by the Securities and
          Exchange Commission. The Company to date has not filed the registration statement.


NOTE 13-  RELATED PARTIES TRANSACTIONS


          a) For the year ended June 30, 2003 and 2002 financial consulting fees were paid to a corporation and an individual who are related to the Company's President and CEO amounting to $37,000 and $22,900, respectively.

          b) During October 1996, pursuant to two promissory notes, the Company loaned two of its officers a total of $87,000 bearing interest at six and one-half percent (6 1/2) payable over three years. As of June 30, 2003, the unpaid portion amounted to $37,000, which has been classified as current. As of June 30, 2003, the Company's President was also advanced additional funds totaling $3,000, which are non-interest bearing and due on demand and are classified as current.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14-  INDUSTRY SEGMENTS

          The Company's operations have been classified into two segments: swimwear sales and film productions. Information about the two segments is as follows:

                                                                Year Ended                                Years ended
                                                   ---------------------------------------    --------------------------------------
                                                                  June 30,                                  June 30,
                                                                    2003                                      2002
                                                   ---------------------------------------    --------------------------------------
                                                       Segment            Consolidated            Segment         Consolidated
                                                   -----------------    ------------------    -----------------    -----------------
  Sales:

    Swimwear sales                                     $  7,599,223                               $  7,702,798
    Film production                                           -                                          -
                                                   -----------------                          -----------------

  Total sales                                                                  $7,599,223                                $7,702,798
                                                                        ==================                         =================

  Operating income (loss):
    Swimwear sales                                                               (156,081)                                  363,173
    Film production                                                                (2,287)                                   (1,263)
                                                                        ------------------                         -----------------

  Total operating income (loss)                                                  (158,368)                                  361,910
                                                                        ------------------                         -----------------

  Corporate:
    General and administrative expense                                           (306,553)                                 (367,838)
    (Loss) equity in earnings of affiliate                                        (14,291)                                     (695)
    Amortization expense                                                                -                                         -
    Interest income                                                                     -                                     11,008
    Interest and finance expense                                                 (409,419)                                 (450,199)
    Other                                                                           1,713                                     9,050
                                                                        ------------------                         -----------------

  Loss from operating before (benefit)                                           (886,918)                                 (436,764)

  (Benefit) provision for income tax                                                    -                                      (202)
                                                                        ------------------                         -----------------

  Net (loss) income                                                            $ (886,918)                               $ (436,562)
                                                                        ==================                         =================

  Identifiable assets:
    Swimwear sales                                                              $ 652,432                                 $ 506,727
    Film productions                                                            1,436,887                                 1,451,127
    Corporate                                                                   1,181,661                                 1,199,709
                                                                        ------------------                         -----------------

  Total assets                                                                 $3,270,980                               $ 3,157,563
                                                                        ==================                         =================

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

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- PRIVATE PLACEMENT

          On June 17, 2002, the Company appointed Alliance Long Term Capital Corp. as its placement agent in connection with the proposed private placement on a best "efforts basis" of up to $1,500,000 of 5% Convertible Debentures and up to $1,500,000 of 10% Non-Convertible Debentures. The term of this Agreement commenced on June 17, 2002 and was terminated on December 19, 2002.

          Both of the Convertible Debentures and the Debt will pay interest semi-annually and shall have a maturity date of four years from the date of issuance. The Convertible Debentures will be secured by the assets of the Company and will be subordinated to the factor's first security interest in all the assets of the Company.

          On  August  28,  2002,  the  Company   received  the  sum  of  $15,000
          representing payment for a subscription of $15,000 of the 5% Convertible Debentures as referenced in above. As of August 28, 2002 the Company did not issue these Debentures. No additional 5% Convertible Debentures nor any 10% Non-Convertible Debentures have been issued.

          On November 6, 2002, the subscription was converted into 595,238 shares of common stock.

NOTE 16- GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in (a) raising this additional capital on acceptable terms or at all or (b) achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Additionally, see Note 18 (Subsequent Events).

NOTE 17- NOTE PAYABLE

          On November 8, 2002, the Company borrowed the sum of $50,000 in the form of a promissory note from Amigal Salit, Ltd., an unrelated party. The note, which is non-interest bearing, was due on or before August 15, 2003. The Company is in default not having remitted payment when due. Amigal Salit, Ltd. has not contacted the Company regarding payment of the note. This note payable is shown on the accompanying balance sheet as a current liability.

                       SHOPNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17- NOTE PAYABLE (Continued)

          In connection with this Note, the Company issued to Amigal Salit, Ltd., 100,000 warrants to purchase shares of the Company's common stock, par value, $.001 per share at $.05 per share (the "Warrant"). Holder shall purchase the Warrant for its own account and not with a view toward public resale or distribution. Upon exercise, the shares underlying the Warrant shall be "restricted securities" as that term is defined in Rule 144. The shares of common stock underlying the Warrant shall be appropriately legended to prevent the resale of said securities without registration or an exemption from registration.

          On the same date, the Company entered into an agreement with ARC Financial Corporation, whereby the Company using the proceeds received from Amigal Salit, Ltd., agreed to pay $50,000 as an advance against fees to be owed by Breaking Waves to ARC Financial Corporation in connection with Breaking Waves obligation to pay certain fees to ARC as part of a consulting agreement as described in Note 9 herein.


NOTE 18- SUBSEQUENT EVENTS

          The Company and Breaking Waves have experienced a significant cash shortfall in the months following June 30th.

          In September, The Company obtained a loan in the amount of $44,000 from U.S. biomedical Corporation, a company whose former chief operating officer is the son-in-law of the company's president. The term of the loan is for one year and it matures on September 9, 2004. The loan may be repaid, at U.S. Biomedical's option, either in cash or non-registered stock of the Company.

          Additionally, in September, the Company's president loaned the sum of $5,000 to the Company on an interest free basis.

          On October 21st, Breaking Waves was notified by Century Business Credit Corporation, that it was in default of its factoring agreement due to non payment of its obligations and that Century, under its factoring agreement with Breaking Waves, now has the option to foreclose on Breaking Waves' trademark and other collateral at anytime subsequent to October 21st.

          As of November 18, 2003, no such action has been taken by Century.